Form 10-K/A
period 1994-12-31
ATEL CASH DISTRIBUTION FUND
filed 1995-09-07
CIK 785857

Form 10-K/A
                             Amendment No. 1
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                     x Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

                        For the year ended December 31, 1994



                        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

                        For the transition period from _____ to _____

                        Commission File number 0-16843


              ATEL Cash Distribution Fund, a California Limited Partnership

                   California                         94-2985201
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

          235 Pine Street, 6th Floor, San Francisco, California 94104
                 (Address of principal executive offices)

     Registrant's telephone number, including area code:  (415) 989-8800

       Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:  Limited Partnership
                                                             Units

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes     x            No

State the aggregate market value of voting stock held by non-affiliates of the registrant: Inapplicable.

                   DOCUMENTS INCORPORATED BY REFERENCE
                                  None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.             x

                              PART I


Item 1.  BUSINESS

General Development of Business

ATEL Cash Distribution Fund, a California Limited Partnership (the Partnership), was formed under the laws of the State of California on November 29, 1985. The Partnership was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities.

In a public offering of 15,000 units of Limited Partnership interest (Units) (which was increased to 20,000 Units at the option of the General Partners), at a price of $500 per Unit, the Partnership sold an aggregate of 20,000
Units for a total capitalization of $10,000,000. Of the proceeds received, $950,000 was paid to ATEL Securities Corporation, a wholly owned subsidiary of ATEL Financial Corporation (ATEL), the corporate general partner, as sales commissions, $550,000 was paid to ATEL as reimbursements of organization and other syndication costs and $8,250,000 was used to acquire leased equipment, including acquisition fees paid to ATEL. An additional $250,000 was held for reserves for repurchases of Units and for working capital. The offering was closed as of December 18, 1987.

After reserves and amounts to be distributed from 1994 operations ($203,800), the Partnership had no funds available for investment.

The Partnership's objectives are to invest in a diversified portfolio of equipment which will (i) preserve, protect and return the Partnership's invested capital, (ii) generate substantial distributions to the Limited Partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be reinvested during the reinvestment period (which ended December 31, 1994), and (iii) provide significant cash distributions after the end of the reinvestment period, and until all of the equipment is sold. The Partnership is governed by its Limited Partnership Agreement.


Narrative Description of Business

The Partnership has acquired various types of equipment and leased such equipment pursuant to "Operating" leases and "Full Payout" leases, where "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "Full Payout" leases recover such cost. It was the intention of the General Partners that no more than 30% of the aggregate purchase price of equipment will be subject to "Operating" leases at any time during the reinvestment period and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.

The Partnership would only enter into leases with (i) companies that have credit ratings of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit ratings as determined by other nationally recognized credit rating services (which represent approximately 27% of the purchase price of the portfolio as of December 31, 1994), (ii) companies which, although not rated by nationally recognized credit rating services, are believed by the General Partners to have comparable creditworthiness (34% at December 31, 1994), or (iii) under circumstances where, as a result of collateral given, deposits made or other security provided, the credit risk to the Partnership is deemed by the General Partners to be equivalent to at least a Baa rating (39% at December 31, 1994).

As of December 31, 1994, the Partnership had acquired equipment manufactured by Caterpillar with a total acquisition cost of $2,328,249, representing 21.3% of the total acquisitions. There is a ready market for the equipment and there are numerous companies which service these types of equipment. No adverse consequences are anticipated because of this concentration in equipment manufactured by one company. As of December 31, 1994, restaurant furniture and fixtures on lease to the Galardi Group represent 46% of the total lease assets of the Partnership. These lease assets generated approximately 7% of the Partnership's gross lease rentals in 1994. The Galardi Group is not affiliated with the Partnership or its General Partners, although other affiliates of the Partnership have entered into other transactions with this lessee. Due to the collateral given, the General Partners do not consider that a default under the lease would have a significant adverse effect on the Partnership.

The General Partners sought to limit the amount invested in equipment to any single lessee to not more than 25% of the aggregate purchase price of equipment owned at any time during the reinvestment period.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms which vary widely depending on the lease term and type of equipment. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depend on various factors (many of which are not in the control of the General Partners or the Partnership), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

The business of the Partnership is not seasonal.

The Partnership has no full time employees.

Equipment Dispositions:

Through December 31, 1994, the Partnership has disposed of certain lease assets as set forth below:

                                                          Excess of
                                 Acquisition  Sales       Rents Over
Asset Type                          Cost      Price       Expenses *
- ----------                      ------------ ----------   ----------
Material Handling                $2,422,964    $635,822   $2,445,220
Transportation                    1,418,993     936,000    1,301,611
Other                             1,579,698     990,617      922,018
Communications                      845,305      48,318      828,345
Medical                             899,672      99,000      996,499
Data processing                     743,578      83,527      855,547
Motor Vehicles                      186,801      55,900      190,647
Mining                              156,450      45,000      184,567
                                 ----------- ----------   ----------
                                 $8,253,461  $2,894,184   $7,724,454
                                 ==========  ==========   ==========

* Includes only those expenses directly related to the production of the related rents.

Equipment Leasing Activities:

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1994 and the industries to which the assets have been leased.

                          Purchase price excluding          Percentage of total
    Asset types               acquisition fees                  acquisitions
    -----------               ----------------                  ------------
Materials handling               $3,061,707                         28.03%
Medical                           1,518,245                         13.90%
Transportation                    1,200,000                         10.98%
Manufacturing                     1,038,478                          9.51%
Studio and broadcasting             909,735                          8.33%
Communications                      835,563                          7.65%
Printing                            721,266                          6.60%
Motor vehicles                      545,148                          4.99%
Data processing                     489,039                          4.48%
Mining                              358,710                          3.28%
Furniture and fixtures              247,000                          2.25%
                                -----------                        -------
                                $10,924,891                        100.00%
                                ===========                        =======


                           Purchase price excluding         Percentage of total
Industry of lessee            acquisition fees                  acquisitions
- ------------------               ----------                         ------
Manufacturing, other             $3,427,773                         31.38%
Forest products                   1,653,596                         15.14%
Medical                           1,518,245                         13.90%
Manufacturing, chemicals          1,417,908                         12.98%
Communications                      909,735                          8.33%
Printing                            721,266                          6.60%
Manufacturing, automobiles          622,632                          5.70%
Food processing                     317,500                          2.91%
Retail food sales                   247,000                          2.26%
Insurance                            89,236                          0.80%
                                -----------                        -------
                                $10,924,891                        100.00%
                                ===========                        =======

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1994, see Note 3 to the financial statements, Investments in leases, set forth in Item 8, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties other than equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

Inapplicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable


                                PART II


Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS
              AND RELATED MATTERS

Market Information

The Units are transferable subject to restrictions on transfers which have been imposed under the securities laws of certain states and the Partnership Agreement. However, as a result of such restrictions, the size of the Partnership and its investment objectives, to the General Partners' knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future.

Holders

As of December 31, 1994, a total of 980 investors were record holders of Units in the Partnership.

Dividends

The Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The General Partners have sole discretion in determining the amount of distributions; provided, however, that the General Partners may not reinvest in equipment, but must distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Limited Partners for each year during the reinvestment period to equal the following amounts per Unit: $70.00 in 1987; $75.00 in 1988; $80.00 in 1989; $85.00 in
1990; $90.00 in 1991; $95.00 in 1992 and $100.00 in 1993 and 1994.

The rates for distributions to Limited Partners in April, July and October 1994 and in January 1995 were $15.00, $15.00, $10.00 and $9.76, respectively, per Unit (a total of $49.76 per Unit). All distributions were made from cash flows from operations and sales proceeds in 1994.

The rates for distributions to Limited Partners in April, July and October 1993 and in January 1994 were $14.07, $15.80, $8.37 and $15.00, respectively, per Unit (a total of $53.24 per Unit). All distributions were made from cash flows from operations and sales proceeds in 1993.

The following table presents summarized information regarding distributions to Limited Partners:

                                     1994      1993     1992     1991     1990
                                    ------    ------   ------   ------   ------
Distributions of net income         $14.11    $12.09    $7.15    $4.77    $3.33
Return of investment                 47.48     59.26    79.67    69.21    83.93
                                    ------    ------   ------   ------   ------
Distributions per unit               61.59     71.35    86.82    73.98    87.26
Differences due to timing of
   distributions and due to
   distribution reinvestments       (11.83)   (18.11)    2.30    (9.95)   (2.26)
                                    -------   -------   ------  -------  -------
Nominal distribution rates from
above                               $49.76    $53.24    $89.12  $64.03   $85.00
                                    =======   =======   ======  =======  =======

In 1991, 1992, 1993 and 1994, cash flows and distributions to Limited Partners were not sufficient to allow the Partnership to reinvest in additional equipment.

Effective April 1, 1993, the capital accumulation period was terminated by the General Partners. The reinvestment period ended December 31, 1994 in accordance with the terms of the Limited Partnership Agreement.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 1994, 1993, 1992, 1991 and 1990. This financial data should be read in conjunction with the financial statements and the related notes included under Item 8 of this report.

                               1994      1993       1992      1991        1990
                               ----      ----       ----      ----        ----
Gross Revenues              $484,383   $904,941 $1,426,305 $1,821,896 $2,210,396

Net Income                  $284,567   $243,567   $144,226    $96,316    $67,084

Weighted average Limited
Partnership Units (Units)
outstanding                   19,964     19,971     19,971     19,971     19,971

Net income per Unit, based
on weighted average Units
outstanding                   $14.11     $12.09      $7.15      $4.77      $3.33

Distributions per Unit,
based on weighted average
Units outstanding             $61.59     $71.35     $86.82     $73.98     $87.26

Total Assets                $692,353 $1,738,846 $3,019,088 $5,084,609 $6,859,939

Total Non-recourse Debt            -   $107,924   $345,057 $1,078,892 $1,694,692

Total Partners' Capital     $609,077 $1,556,020 $2,594,210 $3,920,244 $5,089,883


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

At the end of 1994, the Partnership had cash balances of $203,776. All of this amount was cash held for the distribution made to the Limited Partners in January of 1995.

During 1994, the Partnership generated cash flows available for distribution and/or reinvestment (as defined in the Partnership Agreement) of $447,000. In 1994, cash flows and distributions were not sufficient to allow the Partnership to reinvest in additional equipment.

During the year, the Partnership's primary sources of liquidity were cash flows from leasing operations and proceeds from the sales of assets. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from operations and proceeds from asset sales exceed expenses, and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Partnership currently has available adequate reserves to meet its immediate cash requirements.

Through December 31, 1994, the Partnership had borrowed approximately $2,612,000. All of these borrowings had been repaid as of December 31, 1994. There were no new borrowings between December 31, 1994 and February 28, 1995. The borrowings were non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. The Partnership Agreement limits such borrowings to 80% of the total cost of equipment, in aggregate.

No commitments of capital have been made or are expected to be made in connection with the reinvestment of available cash from operations and cash from sales or refinancing for the acquisition of additional equipment as described in Item 1. The Partnership's reinvestment period ended December
31, 1994. The Partnership may, however, use the proceeds of non-recourse debt to purchase additional assets. The Partnership intends to acquire assets without the use of any cash or exposure of any of its other assets by using 100% financing on a non-recourse basis.

The Partnership made distributions of cash from operations and sales proceeds to the Limited Partners in April, July and October 1994 and in January 1995. These distributions were based on the results of operations in 1994. In 1994, distributions were less than the amounts necessary to permit reinvestment as discussed in Item 5.

If inflation in the general economy becomes significant, it may affect the Partnership inasmuch as the residual (resale) values and rates on re-leases of the Partnership's leased assets may increase as the costs of similar assets increase. However, the Partnership's revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

    1994 vs. 1993.

Cash flows from operations decreased by approximately $207,000. Cash flows from revenues (primarily lease rents) less cash expenses, decreased by approximately $172,000. This was due to decreases in operating lease rents of $508,188. This decrease was partially offset by gains realized on the sale of common stock ($171,797) received at no cost as part of the 1992 Financial News Network (FNN) bankruptcy settlement. Certain other cash expenses decreased in 1994 as discussed under the caption "Results of Operations". The decreased cash flows from leases resulted from sales of lease assets as leases expired.

Cash flows from investing activities decreased by $1,061,453. This decrease is primarily the result of decreased sales of lease assets. Such sales decreased from $1,343,908 in 1993 to $450,553 in 1994. The Partnership's reinvestment period ended December 31, 1994 and the Partnership is not expected to purchase additional lease assets. In future periods the amounts realized from asset sales are expected to decline significantly as the underlying portfolio of assets is sold off.

In 1994, there were no financing sources of cash. Debt payments decreased as scheduled payments were made and all of the Partnership's debt was repaid.

     1993 vs. 1992

Cash flows from operations decreased by approximately $1,100,000. Cash flows from revenues (primarily lease rents) less cash expenses, decreased by approximately $607,000. This was due almost entirely to decreased operating lease revenues. Operating lease revenues were the Partnership's primary source of cash and declinedas leases matured and/or as the assets were sold. The decline from 1992 to 1993 was approximately $668,000.

Cash flows from investing activities increased by approximately $634,000 due to increased sales of assets. The amounts of such sales are expected to decrease in future periods as the underlying asset pool diminishes. In 1993, there was no cash provided by financing activities. Debt principal payments decreased as notes have been paid off. The debt payments were made as scheduled.

Results of Operations

As of December 29, 1986, the Partnership commenced operations in its primary business (leasing activities). Operations resulted in net income of $67,084, $96,316, $144,226, $243,968 and 284,567 in 1990, 1991, 1992, 1993 and
1994, respectively. The results of operations in future periods may vary significantly from those of 1994 as the Partnership's lease portfolio of capital equipment matures and is liquidated. Revenues from leases are expected to decline over the long term as leased assets come off lease and are sold or re-leased at lower lease rents. The effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets or from re-leases to either the same or new lessees once the initial lease terms expire.

In 1995, lease revenues are expected to decrease due to lease terminations and equipment dispositions in 1994 and 1995 to about $171,000 from $245,476 in 1994. A similar decrease in depreciation expense is also to be expected. The ultimate effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets and/or from re-leases to either the same or new lessees once the initial lease terms expire.

     1994 vs. 1993

Lease revenues decreased from $714,000 in 1993 to $245,000 in 1994. This was primarily the result of scheduled lease terminations. Most of the assets coming off lease in 1994 were sold and those placed on new leases tend to produce lower amounts of rent than the leases they replace. Depreciation expense has decreased from $348,650 in 1993 to $98,835 in 1994. This decrease resulted from continued sales of operating lease assets in 1993 and 1994.

Effective May 1, 1994, the General Partners elected to waive reimbursement of administrative costs incurred on behalf of the Partnership. This was the primary cause of decrease of such costs of $106,604 (75%) compared to 1993. In addition, effective April 1, 1994, the General Partners elected to waive equipment and partnership management fees. Such fees decreased by $59,657 (75%) as a result of this and decreased revenues.

All of the Partnership's debt was retired, as scheduled, in 1994. As a consequence, interest expense decreased by $20,249 (80%).

Contracts for professional services (primarily audit and tax return preparation services) were renegotiated during 1994 resulting in a decrease of $23,865.

     1993 vs. 1992

Lease revenues decreased from $1,385,000 in 1992 to $714,000 in 1993. This decrease was the result of scheduled lease terminations. As assets came off lease, most were sold. Those assets which were placed on new leases tended to produce lower payments than did the original leases. Depreciation expense has decreased compared to 1992 because of sales of assets in 1992 and in 1993. Interest expense has declined as outstanding debt balances have decreased. The debt reductions were due to scheduled debt payments.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements attached hereto at pages 9 through 20.


REPORT OF INDEPENDENT AUDITORS





The Partners
ATEL Cash Distribution Fund

We have audited the accompanying balance sheets of ATEL Cash Distribution Fund (a California Limited Partnership) as of December 31, 1994 and 1993, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund
(a California Limited Partnership) at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                      ERNST & YOUNG LLP
San Francisco, California
February 3, 1995


                      ATEL CASH DISTRIBUTION FUND
                  (A CALIFORNIA LIMITED PARTNERSHIP)

                            BALANCE SHEETS

                     DECEMBER 31, 1994 and 1993


                                ASSETS
                                                            1994        1993
                                                            ----        ----
Cash and cash equivalents                                 $203,776    $987,546

Accounts receivable, net of allowance for doubtful
accounts of $22,097 in 1994 and in 1993                      3,606      26,625

Investment in equipment and leases                         484,971     724,675
                                                          --------- -----------
Total assets                                              $692,353  $1,738,846
                                                          ========= ===========


LIABILITIES AND PARTNERS' CAPITAL

Long-term non-recourse debt                                           $107,924

Accounts payable:
     General Partners                                                   65,389
     Trade and other                                       $68,459       9,513
Deposits due to lessees                                     12,914           -
Unearned lease income                                        1,903           -
                                                          --------- -----------
Total liabilities                                           83,276     182,826

Partners' capital:
     General Partners                                       16,807      13,961
     Limited Partners                                      592,270   1,542,059
                                                          --------- ----------
Total partners' capital                                    609,077   1,556,020
                                                          --------- ----------
Total liabilities and partners' capital                   $692,353  $1,738,846
                                                          ========= ==========


                         See accompanying notes.


                       ATEL CASH DISTRIBUTION FUND
                  (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF INCOME

             YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992




                                                    1994      1993      1992
                                                    ----      ----      ----
Revenues:
Leasing activities:
     Operating                                   $172,471  $680,659  $1,348,404
     Direct financing                              68,562    33,651      32,563
     Leveraged                                      4,443         -       4,068
     Gain on sale                                  48,469   176,269      25,361
Interest income                                     9,649     9,929      15,909
Gain on sale of marketable securities             171,797         -           -
Other                                               8,992     4,433           -
                                                 --------- --------- -----------
                                                  484,383   904,941   1,426,305
                                                 --------- --------- -----------
Expenses:
Depreciation and amortization                      98,835   348,650     906,100
Administrative cost reimbursements                 34,380   140,984     126,664
Professional fees                                  20,391    44,256      41,459
Equipment and partnership management fees          20,359    80,016      94,229
Interest                                            5,154    25,403      72,057
Other                                              20,697    21,664      41,570
                                                 --------- --------- -----------
                                                  199,816   660,973   1,282,079
                                                 --------- --------- -----------
Net income                                       $284,567  $243,968    $144,226
                                                 ========= ========= ===========

Net income:
     General Partners                              $2,846    $2,440      $1,442
     Limited Partners                             281,721   241,528     142,784
                                                 --------- --------- -----------
                                                 $284,567  $243,968    $144,226
                                                 ========= ========= ===========

Net income per Limited Partnership Unit            $14.11    $12.09       $7.15

Weighted average number of Units outstanding       19,964    19,971      19,971


                        See accompanying notes.


                       ATEL CASH DISTRIBUTION FUND
                    (A CALIFORNIA LIMITED PARTNERSHIP)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                           General
                                        Units     Amount   Partners   Total
                                        -----     ------   --------   -----

Balance, December 31, 1991             19,971  $3,910,165  $10,079  $3,920,244

Distributions ($86.82 per unit)                (1,733,815)          (1,733,815)
Distributions reinvested                          263,555              263,555
Net income                                        142,784    1,442     144,226
                                       ------  ----------- -------- -----------

Balance, December 31, 1992             19,971   2,582,689   11,521   2,594,210

Distributions ($71.35 per unit)                (1,424,931)          (1,424,931)
Distributions reinvested                          142,773              142,773
Net income                                        241,528    2,440     243,968
                                       ------ ------------ -------- -----------

Balance, December 31, 1993             19,971   1,542,059   13,961   1,556,020

Distributions ($61.59 per unit)                (1,229,616)          (1,229,616)
Repurchase of units                        (9)     (1,894)              (1,894)
Net income                                        281,721    2,846     284,567
                                       ------- ----------- -------- -----------

Balance, December 31, 1994             19,962    $592,270  $16,807    $609,077
                                       ======= =========== ======== ===========





                             See accompanying notes.


                           ATEL CASH DISTRIBUTION FUND
                        (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                   1994      1993        1992
                                                   ----      ----        ----
Operating activities:
Net income                                      $284,567   $243,968    $144,226
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization expense       98,835    348,650     906,100
      Gain on sale of equipment                  (48,469)  (176,269)    (25,361)
      Gain on sale of marketable securities     (171,797)         -           -
      Other                                          594          -       1,663
      Changes in operating assets and
        liabilities:
          Receivables                             23,019    162,647     652,040
          Accounts payable to General Partners   (65,389)    49,633      (3,001)
          Other accounts payable                  58,946    (43,485)      4,408
          Deposits due to lessees                 12,914          -           -
          Unearned operating lease income          1,903    (11,067)     (7,059)
                                               ---------- ----------  ----------
Net cash provided by operating activities        195,123    574,077   1,673,016
                                               ---------- ---------- -----------
Investing activities:
Purchases of equipment on direct financing
  leases                                        (377,849)         -           -
Purchases of equipment on operating leases             -   (276,986)    (73,014)
Proceeds from sale of assets on operating
  leases                                         319,553  1,320,905     541,379
Proceeds from sale of assets on direct
  financing leases                               131,000     23,003      21,125
Reductions of net investment in direct
  financing lease                                119,745    183,275     126,552
Payment of initial direct costs                   (3,705)         -           -
Proceeds from sale of marketable securities      171,797          -           -
                                               ---------- ---------- -----------
Net cash provided by investing activities        360,541  1,250,197     616,042
                                               ---------- ---------- -----------
Financing activities:
Distributions to limited partners, net of
reinvestments                                 (1,229,616)(1,282,158) (1,470,260)
Repayments of long-term non-recourse debt       (107,924)  (237,133)   (733,835)
Repurchase of units                               (1,894)         -           -
                                              ----------- ---------- -----------
Net cash used in financing activities         (1,339,434)(1,519,291) (2,204,095)
                                              ----------- ---------- -----------

Net (decrease) increase in cash and
  cash equivalents                              (783,770)   304,983      84,963
Cash and cash equivalents at beginning
  of year                                        987,546    682,563     597,600
                                              ----------- ---------- -----------

Cash and cash equivalents at end of year        $203,776   $987,546    $682,563
                                              =========== ========== ===========


                          ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                 (Continued)

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                     1994      1993      1992
                                                     ----      ----      ----
Supplemental disclosures of cash flow information:

Cash paid during the year for interest              $5,154   $25,403   $72,057
                                                  ========= ========= =========
Supplemental schedule of non-cash transactions:

Direct financing lease assets reclassified to
  operating leases                                 $13,421
                                                  =========

Operating lease assets reclassified to direct
  financing lease assets                                     $44,761  $641,593
Less accumulated depreciation                                 (8,853) (518,800)
                                                             -------- ---------
                                                             $35,908  $122,793
                                                             ======== =========

Leveraged lease assets reclassified to
  operating leases                                           $49,862
                                                             ========

Assets reclassified to equipment held for lease             $579,885
Less accumulated depreciation                               (439,799)
                                                            ---------
                                                            $140,086
                                                            =========



                       See accompanying notes.

                       ATEL CASH DISTRIBUTION FUND
                    (A CALIFORNIA LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 1994


1.  Organization and partnership matters:

ATEL Cash Distribution Fund (the Partnership) was formed under the laws of the State of California on November 29, 1985, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. Initial contributions of $600 were received, and of this amount, $100 was contributed by the General Partners for their General Partner interest. One unit of Limited Partnership interest was issued to the initial Limited Partner for $500. Partnership operations commenced on November 17, 1986 when subscriptions for the minimum amount of Units of Limited Partnership Interest (Units) offered by the prospectus ($1,200,000) and the proceeds thereof had been received by the Partnership. The General Partners are ATEL Financial Corporation (ATEL), a California corporation and two individuals, who are principals of ATEL Capital Group, the parent of ATEL Financial Corporation.

The Partnership's business consists of leasing various types of equipment. As of December 31, 1994, the original terms of the leases ranged from two to seven years.

Pursuant to the Limited Partnership Agreement, the General Partners are entitled to receive compensation and reimbursement for services rendered on behalf of the Partnership (Note 5). The General Partners are required to maintain reasonable cash reserves for working capital in the Partnership.


2.  Summary of significant accounting policies:

Equipment on operating leases:

Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment's estimated residual values at the end of the leases.

Revenues from operating leases are recognized evenly over the life of the related leases.

Direct financing leases:

Income from direct financing lease transactions is reported on the financing method of accounting, in which the Partnership's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals and realization of residual values. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.


                         ATEL CASH DISTRIBUTION FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS

                              DECEMBER 31, 1994


2.  Summary of significant accounting policies (continued):

Investment in leveraged leases:

Leases which are financed principally with non-recourse debt at lease inception and which meet certain other criteria are accounted for as leveraged leases. Leveraged lease contracts receivable are stated net of the related non-recourse debt service (which includes unpaid principal and aggregate interest on such debt) plus estimated residual values. Unearned income represents the excess of anticipated cash flows (after taking into account the related debt service and residual values) over the investment in the lease and is amortized using a constant rate of return applied to the net investment when such investment is positive.

Statements of cash flows:

For purposes of the Statement of Cash Flows, cash and cash equivalents includes cash in banks and cash equivalent investments with original maturities of ninety days or less.

Income taxes:

The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements.
                                                           1994        1993
                                                           ----        ----
Financial statement basis of net assets and libilities    $609,077  $1,556,020
Tax basis of net assets and liabilities                  2,234,779   2,721,015
                                                        ----------- -----------
Difference                                              $1,625,702  $1,164,995
                                                        =========== ===========

The following reconciles the net loss reported in these financial statements to the loss reported on the Partnership's federal tax return:
                                                           1994        1993
                                                           ----        ----
Net income per financial statements                       $284,567    $243,968
Adjustment to depreciation expense                         (40,389)    (49,697)
Adjustments to revenues                                    500,502     524,744
Adjustments to other expenses                                  594     (26,506)
                                                          --------- -----------
Net income per federal tax return                         $745,274    $692,509
                                                          ========= ===========

Per unit data:

Net income and distributions per unit are based upon the weighted average number of Units outstanding during the period, without giving effect to changes in capital interests as a result of reinvestment of distributions.



                       ATEL CASH DISTRIBUTION FUND
                    (A CALIFORNIA LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS

                            DECEMBER 31, 1994


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                              Depreciation
                                               Expense or    Reclass-
                                              Amortization ifications or
                             1993   Additions  of Leases   Dispositions   1994
                             ----   ---------  ---------   -------------  ----
Net investment in
  operating leases        $368,050               ($98,381)  ($120,037) $149,632
Net investment in
  direct financing
  leases                   216,539  $377,849     (119,745)   (141,961)  332,682
Equipment held for lease   140,086                           (140,086)        -
Initial direct costs                   3,705         (454)                3,251
Reserve for losses                      (594)                              (594)
                          --------- ---------   ----------  ---------- ---------
                          $724,675  $380,960    ($218,580)  ($402,084) $484,971
                          ========= =========   ==========  ========== =========
Operating leases:

Property on operating lease consists of the following as of December 31, 1993, additions and dispositions during 1994 and as of December 31, 1994:

                                                       Reclass-
                                 December 31,        ifications or  December 31,
                                     1993   Additions Dispositions     1994
                                     ----   --------- ------------     ----
Materials handling                 $612,268            ($219,367)   $392,901
Motor vehicles                      148,672                          148,672
Manufacturing equipment             297,480             (261,827)     35,653
Medical                             114,950             (114,950)          -
                                  ---------- --------- ---------   ----------
                                  1,173,370             (596,144)    577,226
Less accumulated depreciation      (805,320) ($98,381)   476,107    (427,594)
                                  ---------- --------- ----------   ---------
                                   $368,050  ($98,381) ($120,037)   $149,632
                                  ========== ========= ==========   =========

Direct financing leases:

Equipment under direct financing leases includes restaurant furniture and fixtures, automated typesetting equipment, electronic data processing equipment, lift trucks and plastic injection molding equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1994 and 1993:
                                                         1994      1993
                                                         ----      ----
Total minimum lease payments receivable                $481,909  $104,023
Estimated residual values of leased equipment
  (unguaranteed)                                                  122,211
                                                       --------- ---------
Investment in direct financing leases                   481,909   226,234
Less unearned income                                   (149,227)   (9,695)
                                                       --------- ---------
Net investment in direct financing                     $332,682  $216,539
                                                       ========= =========

                         ATEL CASH DISTRIBUTION FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS

                              DECEMBER 31, 1994


3.  Investment in leases (continued):

The following table summarizes activity in the Partnership's investment in operating leases and the related accumulated depreciation for the years ended December 31, 1992, 1993 and 1994.

                                    Operating
                                      Lease
                                      Assets                    Operating
                                    Stated at   Accumulated       Lease
                                       Cost     Depreciation   Assets, Net
                                   -----------  ------------  ------------
Balance December 31, 1991          $7,796,467   ($4,657,513)   $3,138,954
Acquisitions and increases             73,014      (906,100)     (833,086)
Assets reclassified from
  operating leases                   (641,593)      518,800      (122,793)
Dispositions                       (1,698,316)    1,180,946      (640,163)
                                   -----------  ------------   -----------
Balance December 31, 1992           5,529,572    (3,863,867)    1,665,705

Reclassifications from leveraged
  leases                               49,862                      49,862
Assets reclassified to assets
  held for sale                      (579,885)      439,799      (140,086)
Assets reclassified to direct
  financing leases                    (44,761)        8,853       (35,908)
Acquisitions and increases            276,986      (348,650)      (71,664)
Dispositions                       (4,058,404)    2,958,545    (1,099,859)
                                   -----------   -----------   -----------
Balance December 31, 1993           1,173,370      (805,320)      368,050

Assets reclassified to operating
  leases                               13,241                      13,241
Acquisitions and increases                          (98,381)      (98,381)
Dispositions                         (609,385)      476,107      (133,278)
                                   -----------   -----------   -----------
Balance December 31, 1994            $577,226     ($427,594)     $149,632
                                   ===========   ===========   ===========

At December 31, 1994, the aggregate amounts of future minimum lease payments from direct financing leases and operating leases are as follows:

                   Year ending      Direct
                   Decemember 31,  Financing  Operating    Total
                   --------------  ---------  ---------    -----
                        1995       $143,606    $27,248   $170,854
                        1996        143,606     12,714    156,320
                        1997        143,606          -    143,606
                        1998         51,091          -     51,091
                                   ---------  ---------  ---------
                                   $481,909    $39,962   $521,871
                                   =========  =========  =========

                         ATEL CASH DISTRIBUTION FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS

                              DECEMBER 31, 1994


4.  Non-recourse debt:

At December 31, 1993, non-recourse debt consisted of notes payable to financial institutions of $107,924. The notes were repaid in full (as scheduled) in 1994. The notes were due in varying monthly, quarterly and semi-annual payments. Interest on the notes was at rates from 10.00% to 10.55%. The notes were secured by assignments of lease payments and pledges of assets.


5.  Related party transactions:

The terms of the Limited Partnership Agreement provide that the General Partners and/or their Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partners earned partnership management fees equal to 5% of cash distributed from operations and equipment management fees equal to 2% of full payout lease rentals and 5% of operating lease rentals pursuant to the Limited Partnership Agreement. Effective April 1, 1994, the General Partners elected to waive all management fees. The amounts of management fees earned in 1994, 1993 and 1992 were $20,359, $80,016 and $94,229.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by ATEL in providing administrative services to the Partnership. Administrative services provided include partnership accounting, investor relations, legal counsel and lease and equipment documentation. ATEL is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by ATEL are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies. Effective May 1, 1994, the General Partners have elected to waive all reimbursements of administrative costs. In 1994, $52,800 was waived. Costs charged and reimbursed in 1994 totaled $34,380.

In 1993 and 1992, the Partnership reimbursed ATEL $140,984 and $126,664, respectively, for costs incurred in the administration of Partnership business.


                       ATEL CASH DISTRIBUTION FUND
                    (A CALIFORNIA LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 1994


6.  Partners' capital:

The Partnership is authorized to issue up to 20,001 Units of Limited Partnership Interest. As of December 18, 1987, all of the Units had been subscribed and issued. Limited Partners had the option to elect to accumulate their share of distributions for reinvestment during the Partnership's reinvestment period (through December 31, 1994). Reinvested distributions do not result in the issuance of additional Units. Each limited partner's capital interest in the Partnership is based upon his original invested capital plus any reinvested distributions. This capital accumulation period was terminated effective April 1, 1993 by the General Partners.

The Partnership's net profits and losses are allocated 99% to the Limited Partners and 1% to the General Partners.

Available Cash from Operations and Cash from Sales or Refinancing, as defined in the Limited Partnership Agreement, shall be distributed as follows:

   First, 5% of Cash from Operations to the General Partners as the Partnership
     Management Fee,

   Second, the balance to the Limited Partners until the Limited Partners have received Aggregate Distributions in an amount equal to their Original Invested Capital plus an 8% per annum cumulative (compounded daily) return on their Adjusted Invested Capital.

   Third, the General Partners will receive a Subordinated Incentive Fee, as follows:
      A)  10% of remaining Cash from Operations
      B)  15% of remaining Cash from Sales or Refinancing

   Fourth, the balance to the Limited Partners.


7.  Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. As of December 31, 1994, 28% and 24% of total equipment cost was leased to lessees in the health services and manufacturing industries, respectively. Leases are subject to the General Partners' investment committee review. The leases provide for the return of the equipment upon default.

During 1994, lease rentals from one customer represented 18% of total gross lease payments. During 1993 and 1992, lease rentals from another customer represented 16%, and 18%, respectively, of total gross lease payments.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
              ACCOUNTING AND FINANCIAL DISCLOSURES

Inapplicable.


                               PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Partnership and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Corporation (the corporate General Partner) is held by ATEL Capital Group ("ACG"), a holding company formed to control the General Partner and affiliated companies pursuant to a corporate restructuring completed in July 1994. The outstanding capital stock of ATEL Capital Group is owned 75% by A. J. Batt and 25% by Dean Cash (the individual General Partners), and was obtained in the restructuring in exchange for their capital interests in ATEL Financial Corporation.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Corporation ("AFC") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Partnership. Acquisition services are performed for the Partnership by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Partnership are performed by AFC. ATEL Securities Corporation ("ASC"), is a wholly-owned subsidiary of ATEL Financial Corporation.

The officers and directors of ATEL Capital Group, ATEL Financial Corporation and their affiliates are as follows:

A. J. Batt . . . . . . .Chairman of the Board of Directors of ACG, AFC, ALC,
                        AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFC and AEC

Dean L. Cash . . . . . .Director, Executive Vice President and Chief Operating
                        Officer of ACG, AFC, and AEC; Director, President and Chief Executive Officer of ALC, AIS and ASC

F. Randall Bigony . . . Senior Vice President and Chief Financial Officer of
                        ACG, AFC, ALC, AIS and AEC

Donald E. Carpenter . . Vice President and Controller of ACG, AFC, ALC, AEC and
                        AIS; Chief Financial Officer of ASC

Vasco H. Morais . . . . General Counsel for ACG, AFC, ALC, AIS and AEC

William J. Bullock . . .Director of Asset Management of AEC

Jeffrey A. Schwager . . Vice President - Syndication of ALC

D. Max Blackwood . . . .Vice President - Syndication of ALC

Russell H. Wilder . . . Vice President - Credit of AEC

J. Edwin Holliday . . . Senior Vice President - National Sales Manager of ASC

John P. Scarcella . . . Vice President of ASC

A. J. Batt, age 59, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 45, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

F. Randall Bigony, age 37, joined ATEL in 1992 to review administrative operations within ATEL Financial Corporation and to develop and implement functional plans to support company growth. He currently oversees ATEL's accounting, MIS and treasury functions. From 1987 until joining ATEL, Mr. Bigony was president of F. Randall Bigony & Co., a consulting firm that provided financial and strategic planning services to emerging growth companies. From 1983 to 1987, he was a manager with the accounting firm of Ernst & Whinney, serving clients in its management consulting practice. Mr. Bigony received a B.A. degree in business from the University of Massachusetts and an M.B.A. degree in finance from the University of California, Berkeley. He is a founding board member and acting treasurer of the I Have a Dream Foundation - Bay Area Chapter.

Donald E. Carpenter, age 46, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 36, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley and a J.D. degree in 1986 from Golden Gate University Law School. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 31, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University ans is pursuin his M.B.A.

Jeffrey A. Schwager, age 34, joined ATEL in 1991 as vice president - syndication and is responsible for acquiring transactions from intermediaries as well as debt and equity placement. Prior to joining ATEL, Mr. Schwager was a member of General Electric Capital Corporation's Institutional Financing Group. There, he was responsible for originating equipment lease and corporate finance opportunities, as well as soliciting equipment portfolios in conjunction with marketing a proprietary capital enhancement product. From 1985 through 1990, Mr. Schwager held several positions with Bank Ireland/First Financial, most recently Vice President Marketing, where he was responsible for originating and negotiating tax-oriented leveraged lease financings for Fortune
500 companies.   From 1983 to 1985 Mr. Schwager was an Associate Consultant
with The Bigelow Company, a middle market investment banking and management consulting firm, developing and implementing strategic plans for a number of clients. Prior to The Bigelow Company, he worked for Petro-Lewis Corporation as a joint-interest accountant. Mr. Schwager received his B.S. in Business Administration from Babson College in 1982, majoring in Finance and Entrepreneurial Studies.

D. Max Blackwood, age 48, joined ATEL in 1993 as Vice President - Syndication and is responsible for debt placement and for acquiring lease transactions from third parties. Prior to joining ATEL, Mr. Blackwood worked for 19 years with Bank of America Corporation, the last 10 years with BankAmeriLease as Vice President - Syndication for equipment leasing. From 1967 to 1969, Mr. Blackwood was a supply officer in the U.S. Navy. Mr. Blackwood received a B.S. degree in Civil Engineering from Legigh University in 1967 and an M.B.A. from the University of Pennsylvania's Wharton School in 1972.

Russell H. Wilder, age 40, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

J. Edwin Holliday, age 50, joined ATEL Securities Corporation in 1988 as Regional Vice President for the Southwestern region and has been its Senior Vice President and National Sales Manager since April 1994. From August 1993 until April 1994, Mr. Holliday was a Managing Director of HomeMac Corporation, a mortgage bank that also markets a mortgage-related trust. Prior to joining ATEL, Mr. Holliday was a Regional Vice President for several firms marketing securities, including Icon Group from 1986 to 1988, Stonehenge Capital from 1982 to 1986 and Quantum Resources from 1980 to 1982. Mr. Holliday was Sales Manager for a retail division of Beech Aircraft in Denver, Colorado from 1975 to 1980, and sales engineer for Trane Company in Canton, Ohio from 1968 to 1975. Mr. Holliday received a B.S. degree in Mechanical Engineering from West Virginia Institute of Technology in 1968, and served a Chairman of the Board of the Orange County, California Chapter of the International Association for Financial Planning in 1993 and 1994.

John P. Scarcella, age 33, joined ATEL Securities as vice president in 1992.
He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11. EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partners and their Affiliates. The amount of such remuneration paid to the General Partners and their Affiliates during the years ended December 31, 1992, 1993 and 1994 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof which information is hereby incorporated herein by reference.

Selling Commissions

The Partnership paid selling commissions in the amount of $950,000 to ATEL Securities Corporation, an affiliate of the General Partners through December 1987. No further commissions are to be paid. Of this amount, $933,761 was reallowed to other broker/dealers.

Acquisition Fees

Acquisition fees were paid to the General Partners for services rendered in finding, reviewing and evaluating equipment to be purchased by the Partnership and rejecting equipment not to be purchased by the Partnership. Total acquisition fees paid through December 31, 1994 were $450,000, the maximum allowable amount.

Equipment Management Fees

As compensation for its services rendered generally in managing or supervising the management of the Partnership's equipment and in supervising other ongoing services and activities including, among others, broker assistance, cash management, product development, property and sales tax monitoring and preparation of financial data, the General Partners or their Affiliates are entitled to receive management fees which are payable for each fiscal quarter and are to be in an amount equal to (i) 5% of the gross revenues from "operating" leases and (ii) 2% of gross revenues from "full payout" leases which contain net lease provisions. See Note 5 to the financial statements under item 8 of this report for amounts paid. Effective April 1, 1994, the General Partners elected to waive Equipment Management fees due from the Partnership.

Partnership Management Fees

As compensation for its services rendered in connection with the management of the Partnership, including but not limited to employment and supervision of supervisory managing agents, insurance brokers, equipment lease brokers, accountants and other professional advisors, and for supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, the General Partners shall be entitled to receive a Partnership management fee which shall be payable for each fiscal quarter and shall be an amount equal to 5% of distributions of cash from operations. See
Note 5 to the financial statements under item 8 of this report for amounts paid in 1992, 1993 and 1994. Effective April 1, 1994, the General Partners elected to waive Partnership Management fees due from the Partnership.

Equipment Resale Fees

As compensation for services rendered in connection with the sale of equipment, the General Partners are entitled to receive an amount equal to the lesser of
(i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such services. Such fee is payable only after the Limited Partners have received a return of their Adjusted Invested Capital (as defined in the Limited Partnership Agreement) plus 8% of their Adjusted Invested Capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the limited partner was admitted to the Partnership. No Equipment Resale fees have been paid to date.

Subordinated Incentive Fee

As compensation for the services rendered in evaluating and selecting equipment for the Partnership, making decisions as to the nature and terms of the acquisition, leasing, re-leasing and disposition of such equipment, and selecting, retaining and supervising consultants, lessees, engineers, lenders, borrowers and others, the General Partners are entitled to receive a subordinated incentive fee equal to a percentage of all distributions of cash from operations and cash from sales or refinancing payable quarterly, but commencing immediately after the Limited Partners have received the return on their Adjusted Invested Capital described under "Equipment Resale Fees" above. The amount of the subordinated incentive fee is 10% of distributions of cash from operations and 15% of distributions of cash from sales or refinancing. No Subordinated Management fees have been paid to date.

General Partners' Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the general partners. See the statements of income included in the financial statements at item 8 of this report for the amounts of income allocated to the general and Limited Partners in 1992, 1993 and 1994.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1994 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The General Partners are beneficial owners of Limited Partnership Units as follows:

           (1)                 (2)                    (3)              (4)
                        Name and Address of   Amount and Nature of   Percent
    Title of Class       Beneficial Owner     Beneficial Ownership  of Class
    --------------       ----------------     --------------------  --------
 Limited Partnership    A. J. Batt            16.5 Units ($8,250)     0.08%
       Units            235 Pine Street,      Individual Retirement
                        6th Floor             Accounts
                        San Francisco, CA
                        94104

Changes in Control

The Limited Partners have the right, by vote of the Limited Partners owning more than 50% of the outstanding Limited Partnership Units, to remove a general partner.

The General Partners may at any time call a meeting of the Limited Partners or a vote of the limited partners without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefor of Limited Partners holding 10% or more of the total outstanding Limited Partnership Units.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 8 of this report under the caption "Financial Statements and Supplemental Data - Notes to Financial Statements - Related Party Transactions" at Note 5 thereof and Item 11 of this report under the caption "Executive Compensation," are hereby incorporated herein by reference.

The Partnership owns a 19% undivided interest in a lease transaction involving restaurant furniture, fixtures and equipment on lease to the Galardi Group, Inc. The Partnership's interest was purchased on the same terms as that of the affiliated partnerships, ATEL Cash Distribution Fund II and ATEL Cash Distribution Fund IV which own 39% and 42%, respectively. The term of the lease is 49 months and expires August 31, 1998. The Partnership's monthly rentals from the lease are $6,457.


                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

               (a) Financial Statements and Schedules

                     1. Financial Statements

                        Included in Part II of this report:

                        Report of Independent Auditors

                        Balance Sheets at December 31, 1994 and 1993

                        Statements of Income for the years ended December 31,
                          1994, 1993 and 1992

                        Statements of Changes in Partners' Capital for the years
                          ended December 31, 1994, 1993 and 1992

                        Statements of Cash Flows for the years ended December
                          31, 1994, 1993 and
                        1992

                        Notes to Financial Statements

                     2. Financial Statement Schedules

                        All schedules for which provision is made in the
                          applicable
                          accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               (b) Reports on Form 8-K for the fourth quarter of 1994

                        None

               (c) Exhibits

                        (3) and (4) Agreement of Limited Partnership
                          incorporated by reference to Exhibits (3) and (4) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1988 filed March 31, 1989 (File No. 0-16843)








    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             Date: 9/1/1995





               By: ATEL Financial Corporation,
                   General Partner of Registrant



                    By: /s/ A. J. Batt
                        A. J. Batt,
                        President and Chief Executive Officer



               By: /s/ A. J. Batt
                   A. J. Batt,
                   General Partner of Registrant,
                   President and Chief Executive
                   Officer of ATEL Financial
                   Corporation (General Partner)




               By: /s/ Dean Cash
                   Dean Cash,
                   General Partner of Registrant,
                   Executive Vice President of ATEL
                   Financial Corporation (General
                   Partner)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


         SIGNATURE               CAPACITIES                            DATE



  /s/ A. J. Batt        General Partner of registrant; president,     9/1/1995
    A. J. Batt          chairman and chief executive officer of
                        ATEL Financial Corporation



   /s/ Dean Cash        General Partner of registrant; executive      9/1/1995
     Dean Cash          vice president and director of ATEL
                        Financial Corporation



/s/ F. Randall Bigony   Principal financial officer of registrant;    9/1/1995
F.  Randall Bigony      principal financial officer of ATEL
                        Financial Corporation





/s/ Donald E. Carpenter Principal accounting officer of registrant;   9/1/1995
Donald E. Carpenter     principal accounting officer of ATEL
                        Financial Corporation