Form 10-Q
period 1995-06-30
ATEL CASH DISTRIBUTION FUND
filed 1995-09-11
CIK 785857

Form 10-Q
                			SECURITIES AND EXCHANGE COMMISSION
                			      Washington, DC  20549

	x               Quarterly Report Pursuant to Section 13 or 15(d)
              			of the Securities Exchange Act of 1934.
              			For the quarterly period ended June 30, 1995

			              Transition Report Pursuant to Section 13 or 15(d)
              			of the Securities Exchange Act of 1934.
              			For the transition period from ____to _______

				                  Commission File Number 0-16843
		ATEL Cash Distribution Fund, a California Limited Partnership (Exact name of registrant as specified in its charter)

		California                                       94-2985201
		State or other jurisdiction of          (I. R. S. Employer
		incorporation or organization)          Identification No.)

		235 Pine Street, 6th Floor, San Francisco, California 94104
		      (Address of principal executive offices)

	Registrant's telephone number, including area code: (415) 989-8800

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
						Yes   x
						No

			DOCUMENTS INCORPORATED BY REFERENCE

						None


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.



                 			  ATEL CASH DISTRIBUTION FUND
           	      (A CALIFORNIA LIMITED PARTNERSHIP)
                       				BALANCE SHEETS
          		      JUNE 30, 1995 and DECEMBER 31, 1994
                      				  (Unaudited)
                      				    ASSETS

                                               							1995          1994
                                               							----          ----
Cash and cash equivalents                            $168,677      $203,776

Accounts receivable, net of allowance for doubtful
accounts of $22,097 in 1995 and 1994                    4,297         3,606

Investment in leases and equipment                    624,386       484,971
                                          						     --------      --------
                                          						     $797,360      $692,353
                                          						     ========      ========

           		       LIABILITIES AND PARTNERS' CAPITAL


Long-term non-recourse debt                          $205,517

Accounts payable and accruals                          36,196       $68,459

Deposits due to lessees                                12,914        12,914
Unearned operating lease income                         1,040         1,903
                                          						      -------       -------
Total liabilities                                     255,667        83,276

Partners' capital:
     General partners                                  19,083        16,807
     Limited partners                                 522,610       592,270
                                          						     --------      --------
Total partners' capital                               541,693       609,077
                                          						     --------      --------
                                          						     $797,360      $692,353
                                          						     ========      ========


              		       See notes to financial statements


                   			  ATEL CASH DISTRIBUTION FUND
            		      (A CALIFORNIA LIMITED PARTNERSHIP)

                    			   STATEMENTS OF OPERATIONS
            		       SIX AND THREE MONTH PERIODS ENDED
                   			     JUNE 30, 1995 and 1994

                          				  (Unaudited)

				                                	Six Months           Three Months
                         			  	      Ended June 30,       Ended June 30,
                            				    1995       1994       1995       1994
                            				  --------   --------   --------   --------
Revenues:
Lease income:
     Operating                     $49,926   $107,663    $28,249    $41,962
     Direct financing               34,150     29,871     16,566     13,581
     Gain (loss) on sale
       of equipment                  9,837     39,238         (2)    40,957
Other                              103,308      5,757    103,296      1,296
Gain on sale of marketable
   securities                       68,158          -          -          -
Interest income                        566      8,077        246      2,919
                            				 ---------   --------   --------    -------
                            				   265,945    190,606    148,355    100,715
                            				 ---------   --------   --------   --------
Expenses:
Professional fees                   12,213     20,169      3,808     13,316
Depreciation                         8,760     74,818      6,990     15,472
Other                                6,422      9,370      3,907      7,305
Taxes                                4,920          -      4,920          -
Interest                             3,281      5,809      3,281      2,443
Provision for losses                 2,797          -      1,389          -
Administrative cost reimbursements       -     34,380          -     13,290
Management fees                          -     20,359          -          -
                            				  --------   --------   --------   --------
                            				    38,393    164,905     24,295     51,826
                            				  --------   --------   --------   --------
Net income                        $227,552    $25,701   $124,060    $48,889
                            				  ========   ========   ========   ========
Net income:
     General partners               $2,276       $257     $1,241       $489
     Limited partners              225,276     25,444    122,819     48,400
                             			  --------   --------   --------   --------
                            				  $227,552    $25,701   $124,060    $48,889
                            				  ========   ========   ========   ========
Net income per limited
   partnership unit                 $11.29      $1.27      $6.15      $2.42
Weighted average number of
   units outstanding                19,962     19,967     19,962     19,962

		                    See notes to financial statements


			                     ATEL CASH DISTRIBUTION FUND
             	      (A CALIFORNIA LIMITED PARTNERSHIP)

             		  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    			SIX MONTHS ENDED JUNE 30, 1995

                         				  (Unaudited)

                           			      Limited Partners    General
                           				    Units      Amount    Partners    Total
                           				   --------   --------   --------   --------

Balance December 31, 1994           19,962    $592,270    $16,807   $609,077

Net income                                     225,276      2,276    227,552

Distributions                                 (294,936)             (294,936)
                            				   --------   --------    --------  ---------

Balance June 30, 1995                19,962   $522,610     $19,083  $541,693
                            				   ========   ========    ========  =========


             		       See notes to financial statements


                   			  ATEL CASH DISTRIBUTION FUND
             	      (A CALIFORNIA LIMITED PARTNERSHIP)

			                      STATEMENTS OF CASH FLOWS
            		       SIX AND THREE MONTH PERIODS ENDED
                  			     JUNE 30, 1995 and 1994

                          				  (Unaudited)

                                  				  Six Months          Three Months
                                  					Ended June 30,       Ended June 30,
                           				       1995       1994      1995       1994
                           				       ----       ----      ----       ----

Operating activities:
Net income                          $227,552   $25,701   $124,060    $48,889
   Adjustments to reconcile net
     income to net cash provided
     by operations:
     Depreciation and
       amortization expense           8,760     74,818      6,990     15,472
     (Gain) loss on sales of assets  (9,837)   (39,238)         2    (40,957)
      Provision for losses            2,797          -      1,389          -
   Changes in operating assets
      and liabilities:
      Accounts receivable              (691)    20,406     (4,297)    46,377
      Accrued interest                    -          -          -       (765)
      Unearned operating lease income  (863)     2,573        125      2,573
      Deposits due to lessee              -     12,914          -     12,914
      Accounts payable, general
       	 partners                         -    (65,389)         -    (20,359)
      Accounts payable, other       (32,263)    36,563    (21,544)    (7,887)
				                               --------   --------   --------   --------
Net cash from operations            195,455     68,348    106,725     56,257
                            				   --------   --------   --------   --------

Investing activities:
Purchase of assets on operating
   leases                          (208,789)         -   (208,789)         -
Proceeds from sales of lease
   assets                            30,000    317,224          -    264,590
Reductions in net investment in
   direct financing leases           37,654     50,950     19,336    (10,810)
Investment in direct financing
   leases                                 -   (247,000)         -   (247,000)
Payment of initial direct costs           -     (3,705)         -     (3,705)
                            				   --------   --------   --------   --------
Net cash provided by investing
   activities                      (141,135)   117,469   (189,453)     3,075
                            				   --------   --------   --------   --------


                  			  ATEL CASH DISTRIBUTION FUND
           		      (A CALIFORNIA LIMITED PARTNERSHIP)

                  			    STATEMENTS OF CASH FLOWS
                         				  (Continued)

           		       SIX AND THREE MONTH PERIODS ENDED
                  			    JUNE 30, 1995 and 1994

                         				  (Unaudited)

                               					   Six Months           Three Months
                               					  Ended June 30,       Ended June 30,
                          				       1995       1994      1995       1994
                           			       ----       ----      ----       ----
Financing activities:
Distributions to limited partners  (294,936)  (670,701)   (76,735)  (335,215)
Proceeds from long-term
   non-recourse debt                205,517          -    205,517          -
Repayments of long-term
   non-recourse debt                      -    (95,014)         -    (67,556)
Repurchase of limited
   partnership units                      -     (1,894)         -     (1,894)
                            				   --------   --------   --------   --------
Net cash used in financing
   activities                       (89,419)  (767,609)   128,782   (404,665)
                             				   --------   --------   --------   --------
Net increase (decrease) in cash
   and cash equivalents             (35,099)  (581,792)    46,054   (345,333)
Cash and cash equivalents at
   beginning of period              203,776    987,546    122,623    751,087
                            				   --------   --------   --------   --------
Cash and cash equivalents at
   end of period                   $168,677   $405,754   $168,677   $405,754
                            				   ========   ========   ========   ========

Supplemental disclosures of cash flow
   information:

Cash paid during the period
   for interest                      $3,281     $5,809     $3,281     $2,443
                            			    ========   ========   ========   ========
             		       See notes to financial statements


                   			  ATEL CASH DISTRIBUTION FUND
            		      (A CALIFORNIA LIMITED PARTNERSHIP)
                   			 NOTES TO FINANCIAL STATEMENTS
                        			  	 JUNE 30, 1995
                          				  (Unaudited)


1. Interim financial statements:

The unaudited interim financial statements reflect all adjustments which are, in the opinion of the general partners, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the most recent report on Form 10K.


2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                  					     Depreciation &
              		      December 31,           Amortization Dispos-   June 30,
                     			     1994  Additions  of Leases   itions       1995
                     			 --------   --------   --------   --------   --------
Net investment in
   operating leases      $149,632   $208,789    ($8,306)  ($20,162)  $329,953
Net investment in
   direct financing
   leases                 332,682          -    (37,654)        (1)   295,027
Initial direct costs        3,251          -       (454)         -      2,797
Reserve for losses           (594)    (2,797)         -          -     (3,391)
                     			 --------   --------   --------   --------   --------
                     			 $484,971   $205,992   ($46,414)  ($20,163)  $624,386
                     			 ========   ========   ========   ========   ========



                  			  ATEL CASH DISTRIBUTION FUND
           		      (A CALIFORNIA LIMITED PARTNERSHIP)
                  			 NOTES TO FINANCIAL STATEMENTS
                        				 JUNE 30, 1995
                        				  (Unaudited)


2. Investment in leases: (continued)
Operating leases:

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1994, acquisitions and dispositions during the quarters ended March 31, and June 30, 1995 and as of June 30, 1995.

                                         						 Acquisitions &
                            				December 31,     Dispositions       June 30,
                            				       1994  1st Quarter 2nd Quarter  1995
                            				    --------   --------   --------   --------
Materials handling                  $392,901                         $392,901
Manufacturing equipment               35,653              $208,789    244,442
Motor vehicles                       148,672  ($114,972)         -     33,700
                            				    --------   --------   --------   --------
                            				     577,226   (114,972)   208,789    671,043
Less accumulated depreciation       (427,594)    93,268     (6,764)  (341,090)
                            				    --------   --------   --------   --------
                            				    $149,632   ($21,704)  $202,025   $329,953
                            				    ========   =========  =========  ========

Equipment on operating leases was acquired in 1987, 1988, 1989, 1990, 1992, 1993 and 1995.

At June 30, 1995, the aggregate amounts of future minimum lease payments from direct financing leases and operating leases are as follows:

	   Year ending       Direct
	   December 31,    Financing   Operating         Total
	   ------------    ---------   ---------      --------
        		  1995      $71,803      $52,153      $123,956
        		  1996      143,606       70,905       214,511
        		  1997      143,606       51,948       195,554
        		  1998       51,091       51,948       103,039
        		  1999            -       51,948        51,948
 	    Thereafter            -       25,974        25,974
	               		   --------    ---------      --------
               			   $410,106     $304,876      $714,982
               			   ========    =========      ========




                  			  ATEL CASH DISTRIBUTION FUND
           		      (A CALIFORNIA LIMITED PARTNERSHIP)
                 			 NOTES TO FINANCIAL STATEMENTS
                        				 JUNE 30, 1995
                        				  (Unaudited)

3. Long-term non-recourse debt:

Note payable to financial institution is due in monthly installments of principal and interest. The note is secured by an assignment of lease payments and a pledge of the assets which were purchased with the proceeds of the note. Interest on the note is at an annual rate of 9.25%. The balance remaining at June 30, 1995 is due in monthly payments through 2000.

Future minimum principal and interest payments of debt as of June 30, 1995 are as follows:

		   Year ending
		  December 31,  Principal Interest    Total
		  ------------  --------- --------   --------
       			  1995    $14,894  $11,012    $25,906
       			  1996     35,808   16,140     51,948
       			  1997     39,264   12,684     51,948
       			  1998     43,054    8,894     51,948
       			  1999     47,210    4,738     51,948
		    Thereafter     25,287      687     25,974
              				 --------  -------   --------
              				 $205,517  $54,155   $259,672
              				 ========  =======   ========



                 			  ATEL CASH DISTRIBUTION FUND
          		      (A CALIFORNIA LIMITED PARTNERSHIP)
                 			 NOTES TO FINANCIAL STATEMENTS
                       				 JUNE 30, 1995
                       				  (Unaudited)


4. Related party transactions:

The terms of the Limited Partnership Agreement provide that the General Partners and/or their Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and management of the Partnership.

The General Partners earned partnership management fees equal to 5% of cash distributed from operations and equipment management fees equal to 2% of full payout lease rentals and 5% of operating lease rentals pursuant to the Limited Partnership Agreement. Effective April 1, 1994, the General Partners elected to waive all management fees. The amount of management fees earned in 1994 was $20,359.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by ATEL in providing administrative services to the Partnership. Administrative services provided include partnership accounting, investor relations, legal counsel and lease and equipment documentation. ATEL is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by ATEL are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies. Effective May 1, 1994, the General Partners have elected to waive all reimbursements of administrative costs. In 1995, $32,427 was waived. Costs charged and reimbursed in 1994 totaled $34,380.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	     CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

At June 30, 1995, the Partnership had cash balances of $168,677. Of this amount, $135,761 was cash held for the distribution made to the Limited Partners in July of 1995.

During the first and second quarters, the Partnership's primary sources of liquidity were cash flows from the sales of marketable securities and cash received relating to the bankruptcy settlement of Financial News Network (FNN), a former lessee of the Partnership. Lease rentals were the second major source of liquidity in the first and second quarters. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds form asset sales.

The Partnership currently has available adequate reserves to meet contingencies.

As of June 30, 1995, the Partnership had borrowed approximately $2,817,500 with a remaining unpaid balance of $205,517. Between December 31, 1994 and June 30, 1995, new borrowings totaled $207,517. The borrowings are non-recourse to the Partnership, that is the only recourse of the lender is to equipment or corresponding lease acquired or secured with the loan proceeds. The Agreement of Limited Partnership limits such borrowings to 80% of the total cost of equipment, in aggregate.

The Partnership made a distribution of cash from operations to the Limited Partners in April 1995. This distribution was based on the results of operations in the first quarter of 1995. The amount of the distribution was $3.43 per Unit. The distribution represents an annualized distribution rate of 2.74%.

The Partnership also made a distribution of cash from operations to the Limited Partners in July 1995. This distribution was based on the results of operations in the second quarter of 1995. The amount of the distribution was $6.07 per Unit. The distribution represents an annualized distribution rate of 4.86%.

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

If interest rates increase or decrease significantly, the lease rates that the Partnership can obtain on future leases will be expected to increase or decrease in parallel as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Six months, 1995 vs. 1994

During the first six months of 1995, the Partnership's largest sources of operating cash flows came from the sales of marketable securities and from cash received as a part of the bankruptcy settlement of FNN, $68,158 and $103,286, respectively. Both of these events were of a one time nature.
Cash flows from operations resulting from operating lease rents decreased by about $67,000 due to lease terminations as discussed under the caption "Results of Operations". Operating lease rents and proceeds from asset sales were the primary sources of cash for the six month period in 1994.

Proceeds of the sales of assets decreased in 1995 compared to 1994. This was a result of a smaller amount of equipment being sold (cost of $114,972 in 1995 compared to $1,161,120 in 1994). The types of equipment sold in the two years was not comparable. Reductions in the net investment in financing leases decreased due to lease terminations and asset dispositions in the last twelve months. Investing uses of cash decreased from $250,705 in 1994 to $208,789 in 1995. In both years the uses related to the purchase of lease assets.

In 1995, the only financing source of cash was proceeds from long-term non-recourse debt. The debt proceeds were used to purchase operating lease assets. There were no financing sources of cash in the six month periods in 1994. Repayments of debt decreased for the six month period due to lower debt balances in 1994 compared to 1993 resulting from scheduled debt payments. As of December 31, 1994, all long-term non-recourse debt had been repaid. The new borrowings were made near the end of the second quarter and no principal payments were scheduled between the date the funds were borrowed and June 30, 1995.

Three months, 1995 vs. 1994

Cash flows from operations increased due to the same causes noted above for the six month period. Cash flows from securities sales and FNN were the primary sources of cash in the three month period in 1995.

Cash flows from investing activities decreased compared to 1994. The decrease was primarily the result of lower amounts of asset sales in the second quarter of 1995 compared to 1994.

The only financing source of cash was the proceeds of debt discussed above. There were no financing sources of cash in the three month period in 1994.

Results of Operations

The results of operations in future periods may vary significantly from those of the first six months of 1995 as the Partnership's lease portfolio of capital equipment matures. Revenues from leases are expected to decline over the long term as leased assets come off lease and are sold or re-leased at lower lease rates. The effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets or from re-leases to either the same or new lessees once the initial lease terms expire.

Six and three months, 1995 vs. 1994

Operating lease revenues have declined due to lease terminations and subsequent asset sales. Depreciation has also decreased due to the asset dispositions and the resulting smaller portfolio of leased equipment. Management fees are related to the amounts of lease revenues and have decreased as a result of the decreased amounts of those revenues. Additionally, the General Partners have suspended the accrual and payment of these fees effective April 1, 1994. The General Partners also suspended administrative cost reimbursements effective May 1, 1994. Interest expense has decreased as the average balances of outstanding debt have been reduced as a result of scheduled debt payments. The gains on sales of marketable securities and cash received related to FNN are not expected to occur again in future periods.


PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.
	 Inapplicable.

Item 2.  CHANGES IN SECURITIES.
	 Inapplicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.
	 Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
	 Inapplicable.

Item 5.  OTHER INFORMATION.
	 Inapplicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Documents filed as a part of this report

	   1. Financial Statements

	      Included in Part I of this report:

	      Balance sheets, June 30, 1995 and December 31, 1994

	      Statements of operations for the six and three month periods
        		ended June 30, 1995 and 1994

	      Statements of changes in partners' capital for the six months
         	ended June 30, 1995

	      Statements of cash flows for the six and three month periods
        		ended June 30, 1995 and 1994

	      Notes to the financial statements

	   2. Financial Statement Schedules

	       All schedules for which provision is made in the applicable
	     	 accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.




				SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:
August 3, 1995


					ATEL Cash Distribution Fund,
				      a California limited partnership
						 (Registrant)




By:       /s/ A. J. BATT
         	A. J. Batt,
         	General Partner of registrant



By:       /s/ DEAN L. CASH
         	Dean Cash,
         	General Partner of registrant



By:       /s/ F. RANDALL BIGONY
         	F. Randall Bigony
         	Principal financial officer of registrant

By:       /s/ DONALD E. CARPENTER
         	Donald E.  Carpenter,
         	Principal accounting officer of
         	registrant