Form 10-Q
period 1995-09-30
ATEL CASH DISTRIBUTION FUND
filed 1995-11-14
CIK 785857

Form10-Q

         		       SECURITIES AND EXCHANGE COMMISSION
			                    Washington, D.C.  20549

  x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended September 30, 1995

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from _______ to _______

                  Commission File Number 000-16843

     ATEL Cash Distribution Fund, a California Limited Partnership
         (Exact name of registrant as specified in its charter)

  California                                                      94-2985201
  (State or other jurisdiction of                           (I. R. S. Employer
  incorporation or organization)                           Identification No.)

         235 Pine Street, 6th Floor, San Francisco, California 94104
                (Address of principal executive offices)

        Registrant's telephone number, including area code: (415) 989-8800

Former name, former address and former fiscal year, if changed since last report

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

                                BALANCE SHEETS

                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                 (Unaudited)

                                    ASSETS
                                                           1995       1994
                                                           ----       ----
Cash and cash equivalents                                $88,949   $203,776

Accounts receivable, net of allowance for doubtful
accounts of $22,097 in 1995 and 1994                         679      3,606

Investment in leases and equipment                       591,393    484,971
                                                        --------   --------
                                                        $681,021   $692,353
                                                        ========   ========

                        LIABILITIES AND PARTNERS' CAPITAL



Non-recourse debt                                       $199,073

Accounts payable and accruals                             33,100    $68,459

Accrued interest                                           1,534          -
Deposits due to lessees                                   12,914     12,914
Unearned operating lease income                              915      1,903
                                                        --------   --------
Total liabilities                                        247,536     83,276

Partners' capital:
     General Partners                                     19,358     16,807
     Limited Partners                                    414,127    592,270
                                                        --------   --------
Total partners' capital                                  433,485    609,077
                                                        --------   --------
                                                        $681,021   $692,353
                                                        ========   ========
                    			   See accompanying notes.

                    			 ATEL CASH DISTRIBUTION FUND
              		     (A CALIFORNIA LIMITED PARTNERSHIP)

                     			  STATEMENTS OF OPERATIONS

             		     NINE AND THREE MONTH PERIODS ENDED
                   			 SEPTEMBER 30, 1995 AND 1994
                          				(Unaudited)

                                     Nine Months Ended    Three Months Ended
                                       September 30,         September 30,
                                      1995       1994       1995       1994
                                      ----       ----       ----       ----
Revenues:
Lease income:
     Operating                       $81,503   $142,563    $31,577    $34,900
     Direct financing                 49,620     47,272     15,470     17,401
     Gain on sale of equipment        11,731     40,573      1,894      1,335
Other                                103,197     10,388       (111)     4,631
Gain on sale of marketable
 securities                           68,158          -          -          -
Interest income                          931     11,865        365      3,788
                                    ---------  ---------  ---------  ---------
                                     315,140    252,661     49,195     62,055
Expenses:
Depreciation and amortization         18,824     87,831     10,064     13,013
Professional fees                     14,337     20,357      2,124        188
Other                                 10,590     16,788      4,168      7,418
Interest                               8,077      6,012      4,796        203
Taxes                                  4,920          -          -          -
Provision for losses                   3,288          -        491          -
Administrative cost reimbursements         -     34,380          -          -
Management fees                            -     20,359          -          -
                                    ---------  ---------  ---------  ---------
                                      60,036    185,727     21,643     20,822
                                    ---------  ---------  ---------  ---------
Net income                          $255,104    $66,934    $27,552    $41,233
                                    =========  =========  =========  =========

Net income per Limited
   Partnership unit                   $12.65      $3.32      $1.37      $2.04
Weighted average number of
   units outstanding                  19,962     19,965     19,962     19,962

Net income:
     General Partners                 $2,551       $669       $276       $412
     Limited Partners                252,553     66,265     27,276     40,821
                                    ---------  ---------  ---------  ---------
                                    $255,104    $66,934    $27,552    $41,233
                                    =========  =========  =========  =========

         		       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

               		   NINE MONTHS ENDED SEPTEMBER 30, 1995

                                       Limited Partners
                                       ----------------    General
                                       Units    Amount    Partners     Total
                                       -----    ------    --------     -----
Balance December 31, 1994             19,962   $592,270    $16,807  $609,077
Net income                                      252,553      2,551   255,104
Distributions                                  (430,696)            (430,696)
                                      ------   ---------   -------  ---------
Balance September 30, 1995            19,962   $414,127    $19,358  $433,485
                                      ======   =========   =======  =========
                        			 See accompanying notes.

               		       ATEL CASH DISTRIBUTION FUND
               		   (A CALIFORNIA LIMITED PARTNERSHIP)

                      			STATEMENTS OF CASH FLOWS

               		   NINE AND THREE MONTH PERIODS ENDED
              		       SEPTEMBER 30, 1995 AND 1994
                      	       (Unaudited)

                                     Nine Months Ended    Three Months Ended
                                        September 30,         September 30,
                                      1995       1994       1995       1994
                                      ----       ----       ----       ----
Operating activities:
Net income                          $255,104    $66,934    $27,552    $41,233
 Adjustments to reconcile net
 income to net cash provided by
 operations:
  Depreciation and amortization
   expense                            18,824     87,831     10,064     13,013
  Gain on sales of assets            (11,731)   (40,573)    (1,894)    (1,335)
  Gain on sale of marketable
   securities                        (68,158)         -          -          -
  Provision for losse                  3,288          -        491          -
Changes in operating assets
 and liabilities:
 Accounts receivable                   2,927     16,584      3,618     (3,822)
 Accounts payable and accruals       (35,359)   (31,711)    (3,096)    (2,885)
 Deposits due to lessees                   -     12,914          -          -
 Accrued interest                      1,534          -      1,534          -
 Unearned operating lease income        (988)     2,561       (125)       (12)
                                    ---------  ---------  ---------  ---------
Net cash provided by operations      165,441    114,540     38,144     46,192
                                    ---------  ---------  ---------  ---------

Investing activities:
Investment in operating lease
 assets                             (208,787)         -           -         -
Proceeds from sale of
 marketable securities                68,158          -           -         -
Proceeds from sales of equipment      33,901    314,116      3,901     (3,108)
Reductions in net investment in
 direct financing leases              58,085     88,102     20,433     37,152
Investment in direct financing
 leases                                    -   (247,000)         -          -
Payment of initial direct costs            -     (3,705)         -          -
                                    ---------  ---------  ---------  ---------
Net cash (used in) provided by
 investing activities                (48,643)   151,513     24,334     34,044
                                    ---------  ---------  ---------  ---------

Financing activities:
Proceeds of non-recourse debt        205,517          -          -          -
Repayments of non-recourse debt       (6,444)  (102,214)    (6,444)    (7,200)
Repurchase of limited partnership
 units                                     -     (1,894)         -          -
Distributions to Limited Partners   (430,696)(1,006,050)  (135,760)  (335,349)
                                    --------- ----------  ---------  ---------
Net cash used in financing
 activities                         (231,623)(1,110,158)  (142,204)  (342,549)
                                    --------- ----------  ---------  ---------
Net decrease in cash and
 cash equivalents                   (114,825)  (844,105)   (79,726)  (262,313)
Cash and cash equivalents at
 beginning of period                 203,776    987,546    168,677    405,754
                                    --------- ----------  ---------  ---------
Cash and cash equivalents at
 end of period                       $88,951   $143,441    $88,951   $143,441
                                    =========  =========  =========  =========

Supplemental disclosure of cash flow information:

Cash paid for interest                $8,077     $6,012     $4,796       $203
                                    =========  =========  =========  =========

                         				See accompanying notes.


                  			      ATEL CASH DISTRIBUTION FUND
                 			   (A CALIFORNIA LIMITED PARTNERSHIP)

			                        NOTES TO FINANCIAL STATEMENTS
                          				 SEPTEMBER 30, 1995

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


2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                            Depreciation
                                             Expense or
                      December 31,          Amortization           September 30,
                            1994   Additions  of Leases  Dispositions    1995
                            ----   ---------  ---------  ------------    ----
Net investment in
 operating leases       $149,632   $208,787   ($18,143)   ($22,168)   $318,108
Net investment in
 direct financing
 leases                  332,682          -    (58,085)         (1)    274,596
Reserve for losses          (594)    (3,288)         -           -      (3,882)
Initial direct costs       3,251          -       (680)          -       2,571
                        ---------  ---------   ----------  ---------  ---------
                        $484,971   $205,499    ($76,908)   ($22,169)  $591,393
                        =========  =========   ==========  =========  =========

Operating leases:

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1994, acquisitions and dispositions during the quarters ended March 31, June 30 and September 30, 1995 and as of September 30, 1995.

                                            Acquisitions &
                      December 31,     ----- Dispositions -----    September 30,
                            1994  1st Quarter 2nd Quarter 3rd Quarter  1995
                            ----  ----------- ----------- -----------  ----
Materials handling       $392,901                                    $392,901
Manufacturing equipment    35,653              $208,787               244,440
Motor vehicles            148,672  ($114,972)         -   ($13,981)    19,719
                         ---------  ---------  ---------  ---------  ---------
                          577,226   (114,972)   208,787    (13,981)   657,060
Less accumulated
 depreciation            (427,594)    93,268     (6,764)     2,138   (338,952)
                         ---------  ---------  ---------  ---------  ---------
                         $149,632   ($21,704)  $202,023   ($11,843)  $318,108
                         =========  =========  =========  =========  =========

Equipment on operating leases was acquired in 1987, 1988, 1989, 1990, 1992, 1993 and 1995.

At September 30, 1995, the aggregate amounts of future minimum lease payments from direct financing leases and operating leases are as follows:

                                               Direct
                                              Financing  Operating    Total
                                               -------    -------    -------
        Three months ending December 31, 1995  $35,901    $30,120    $66,021
               	Year ending December 31, 1996  143,606     81,437    225,043
                                         1997  143,606     52,837    196,443
                                         1998   51,091     51,948    103,039
                                         1999        -     51,948     51,948
                                         2000        -     25,974     25,974
                                               -------    -------   --------
                                              $374,204   $294,264   $668,468
                                              ========   ========   ========


3. Non-recourse debt:

Note payable to financial institution is due in monthly installments of principal and interest. The note is secured by an assignment of lease payments and a pledge of the assets which were purchased with the proceeds of the note. Interest on the note is at an annual rate of 9.25%. The balance remaining at September 30, 1995 is due in monthly payments through 2000.

Future minimum principal and interest payments of debt as of September 30, 1995 are as follows:

                                                Principal  Interest    Total
                                                 ------     ------    -------
      Three months ending December 31, 1995      $8,448     $4,539    $12,987
              Year ending December 31, 1996      35,808     16,140     51,948
                                       1997      39,265     12,683     51,948
                                       1998      43,055      8,893     51,948
                                       1999      47,210      4,738     51,948
                                       2000      25,287        687     25,974
                                               --------    -------    -------
                                               $199,073    $47,680   $246,753
                                               ========    =======   ========


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

The Limited Partnership Agreement allows for the reimbursement of costs incurred by ATEL in providing administrative services to the Partnership. Administrative services provided include partnership accounting, investor relations, legal counsel and lease and equipment documentation. ATEL is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by ATEL are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies. Effective May 1, 1994, the General Partners have elected to waive all reimbursements of administrative costs. In 1995, $39,824 was waived. Costs charged and reimbursed in 1994 totaled $34,380.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

At September 30, 1995, the Partnership had cash balances of $88,949.

During the nine months and the quarter ended September 30, 1995, the Partnership's primary sources of liquidity were cash flows from leasing operations. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases.

The Partnership currently has available adequate reserves to meet contingencies.

As of September 30, 1995, the Partnership had borrowed approximately $2,817,500 with a remaining unpaid balance of approximately $199,000. There were $205,517 of borrowings between December 31, 1994 and September 30, 1995. The borrowings are non-recourse to the Partnership, that is the only recourse of the lender for a lessee default is to the equipment or corresponding lease acquired with the loan proceeds. The Partnership Agreement limits such borrowings to 80% of the total cost of equipment, in aggregate.

No commitments of capital have been made or are expected to be made in connection with the acquisition of additional equipment. The General PArtners have determined that the Partnership's investment objectives will be best served by making limited additional investments by means of non-recourse debt. The Partnership may acquire an asset for lease without use of any cash or exposure of any of its other assets by using 100% financing on a non-recourse basis. The Partnership may sell the asset when its lease terminates or sell it subject to the lease and debt. In either case, the potential residual proceeds may provide additional liquidation distributions to the Limited Partners. The Partnership will have the ability to dispose of the asset at any time consistent with the final liquidation of its portfolio and termination of the Partnership.

The General Partners have in certain cases determined that waiver of fees or reimbursement of expenses to which they are entitled under the terms of the Agreement of Limited Partnership would be in the best interest of the Partnership and appropriate given the circumstances under which the Partneship was operating. Although the General Partners may be entitled to certain payments, they are fiduciaries and must analyze each payment authorized by the Partnership under all of the facts and circumstances prevailing. Any fees or reimbursements disclosed as waived will not be deferred or recovered in the future. However, unless a fee or reimbursement right is altered by an amendment to the Agreement of Limited Partnership, it is not permanently waived for any future period or transaction.

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

The Partnership made a distribution of cash from operations to the Limited Partners in October 1995. The amount of the distribution was $2.50 per Unit. The distribution represents an annualized distribution rate of 2.00%.

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


Cash flows 1994 vs. 1993

Nine months:

Cash flows from operations increased for the nine month period compared to the same period in 1994. In 1995, there were two important sources of operating cash flows. As in 1994, cash flows from operating and direct financing leases were the primary sources of operating cash flows, however, these rents decreased by about $58,000. This was offset by the increase in other income of about $92,800. In 1995, the other income represented the Partnership's sharing in certain cash flows generated by the successor company to a former lessee. The rights to participate in these cash flows were a part of the bankruptcy settlement regarding that lessee. No such amounts will be received in the future. These amounts were received in June 1995.

Sources of cash from investing activities consisted of proceeds from the sales of marketable securities (in the first quarter), rents received on direct financing leases and the proceeds from sales of lease assets. The securities were received as a part of the bankruptcy settlement discussed above. The Partnership does not own any other marketable securities and no further income of this nature is expected. Cash flows from direct financing leases has decreased from the prior year as the Partnership's investment in such assets has declined due to sales of such assets over the last year.
Proceeds from sales of lease assets declined from about $314,000 in 1994 to about $34,000 in 1995. The amounts of such sales are expected to vary considerably from one period to another but are expected to generally decline over the long-term as the Partnership's underlying portfolio of assets diminishes.

In 1995, the only financing source of cash was the $205,517 of non-recourse debt proceeds. The debt proceeds were used to finance the acquisition of lease assets in the second quarter.

Three months:

In both 1994 and 1995, lease rents were the primary source of operating cash flows. Lease rents decreased from about $52,300 in 1994 to about $47,000 in 1995.

In both years, the only significant investing source of cash was rents from direct financing leases. The amount decreased from about $37,200 in 1994 to about $20,400 in 1995. The decrease resulted from terminations of direct financing leases and sales of the related assets over the last year.

There were no financing sources of cash in either year. The primary financing use of cash continues to be distributions to the limited partners for both the three and nine month periods.


Results of Operations

As of December 29, 1986, the Partnership commenced operations in its primary business (leasing activities). Operations in the first nine months of 1995 resulted in net income of $255,104 compared to $66,964 in the previous year.

1995 vs. 1994:

Nine months:

Operating lease revenues declined from $142,563 in 1994 to $81,503 in 1995. This decline resulted from asset sales over the last year. The assets are typically sold at the expiration of the underlying lease contract. As the underlying pool of assets decreases, the rents generated also declines. The amounts of equipment on direct financing leases did not change as dramatically in the period and revenues actually increased slightly as a result of assets placed in service in June 1994. Gains realized on sales of assets decreased
from the year   before.  Gains or losses on such sales are expected to
fluctuate from one period to another.

In 1995, the Partnership sold certain securities at a gain of $68,158. The stock had been received as a part of the settlement of the bankruptcy of Financial News Network (FNN) (a former lessee of the Partnership). The stock was sold in the first quarter of 1995. In the second quarter, the Partnership received a cash payment from the successor to FNN. This was a sharing of certain cash flows generated by that successor and which the Partnership had received a right to participate in as a result of that bankruptcy settlement. The Partnership owns no more stock and if there will not be any further cash flows received from the successor company.

Depreciation expense has declined dramatically as operating lease assets have been sold over the last year.

Three months:

Lease revenues have declined from 1994 to 1995 as a result of asset sales over the last year as noted above. Depreciation has declined for the three month period for the same reasons as noted above for the nine month period. Interest expense increased for the three month period due to the amounts borrowed at the end of the second quarter of 1995.

The results of operations in future periods may vary significantly from those of the first nine months of 1995 as the Partnership's lease portfolio of capital equipment matures. Revenues from leases are expected to decline as leased assets come off lease and are sold or re-leased at lower lease rates. The effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets or from re-leases to either the same or new lessees once the initial lease terms expire.


PART II.  OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS.

  Inapplicable.

Item 2. CHANGES IN SECURITIES.

  Inapplicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

  Inapplicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Inapplicable.

Item 5. OTHER INFORMATION.

  Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Documents filed as a part of this report
   1. Financial Statements
     Included in Part I of this report:

     Balance sheets, September 30, 1995 and December 31, 1994
     Statements of operations for the nine and three month periods ended
        September 30, 1995 and 1994
     Statement of changes in partners' capital for the nine months ended
        September 30, 1995
     Statements of cash flows for the nine and three month periods ended
        September 30, 1995 and 1994
     Notes to the financial statements

   2. Financial Statement Schedules

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Report on Form 8-K
     None

					SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:
November 10, 1995


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