Form 10-K
period 1995-12-31
ATEL CASH DISTRIBUTION FUND
filed 1996-03-28
CIK 785857

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   x Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

                        For the year ended December 31, 1995



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

                                     PART I


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

At December 31, 1995, the Partnership's cash balances ($91,084) consisted of amounts held for distribution to the Limited Partners in January 1996 ($68,200) and working capital reserves.

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

The Partnership would only enter into leases with (i) companies that have credit ratings of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit ratings as determined by other nationally recognized credit rating services (which represent approximately 26% of the purchase price of the portfolio as of December 31, 1995), (ii) companies which, although not rated by nationally recognized credit rating services, are believed by the General Partners to have comparable creditworthiness (33% at December 31, 1995), or
(iii) under circumstances where, as a result of collateral given, deposits made or other security provided, the credit risk to the Partnership is deemed by the General Partners to be equivalent to at least a Baa rating (40% at December 31, 1995).

As of December 31, 1995, the Partnership had acquired equipment manufactured by Caterpillar with a total acquisition cost of $2,328,249, representing 20.9% of the total acquisitions. There is a ready market for the equipment and there are numerous companies which service these types of equipment. No adverse consequences are anticipated because of this concentration in equipment manufactured by one company. As of December 31, 1995, food processing equipment on lease to WSMP, Inc. represents 34% of the Partnership's total net lease assets. As of December 31, 1995, restaurant furniture and fixtures on lease to the Galardi Group represent 22% of the total lease assets of the Partnership and this lease generated approximately 15% of the Partnership's gross lease rentals in 1995. The Galardi Group and WSMP, Inc. are not affiliated with the
Partnership or its General Partners, although other affiliates of the Partnership have entered into other transactions with the Galardi Group. Due to the collateral given, the General Partners do not consider that a default under the lease would have a significant adverse effect on the Partnership.

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

Equipment Dispositions:

Through December 31, 1995, the Partnership has disposed of certain lease assets as set forth below:

                                                          Excess of
                                 Acquisition    Sales     Rents Over
Asset Type                          Cost        Price     Expenses *

Material Handling                 $2,590,452    $671,322  $2,632,587
Transportation                     1,418,993     936,000   1,301,611
Other                              1,579,698     990,617     922,018
Communications                       845,305      48,318     828,345
Medical                              899,672      99,000     996,499
Data processing                      743,578      83,527     855,547
Motor Vehicles                       214,810      64,430     228,177
Mining                               156,450      45,000     184,567
                                  ----------- ----------- -----------
                                  $8,448,958  $2,938,214  $7,949,351
                                  =========== =========== ===========

* Includes only those expenses directly related to the production of the related rents.

Equipment Leasing Activities:

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1995 and the industries to which the assets have been leased.

                         Purchase price excluding            Percentage of total
Asset types                     acquisition fees                    acquisitions

Materials handling               $3,061,707                               27.50%
Medical                           1,518,245                               13.64%
Transportation                    1,200,000                               10.78%
Manufacturing                     1,038,478                                9.33%
Studio and broadcasting             909,735                                8.17%
Communications                      835,563                                7.50%
Printing                            721,266                                6.48%
Motor vehicles                      545,148                                4.90%
Data processing                     489,039                                4.39%
Mining                              358,710                                3.22%
Food processing                     208,787                                1.88%
Furniture and fixtures              247,000                                2.21%
                                -----------                              -------
                                $11,133,678                              100.00%
                                ===========                              =======


                         Purchase price excluding            Percentage of total
Industry of lessee              acquisition fees                    acquisitions

Manufacturing, other             $3,427,773                               30.79%
Forest products                   1,653,596                               14.85%
Medical                           1,518,245                               13.64%
Manufacturing, chemicals          1,417,908                               12.74%
Communications                      909,735                                8.17%
Printing                            721,266                                6.48%
Manufacturing, automobiles          622,632                                5.59%
Food processing                     526,287                                4.73%
Retail food sales                   247,000                                2.22%
Insurance                            89,236                                0.79%
                                -----------                              -------
                                $11,133,678                              100.00%
                                ===========                              =======

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1995, see Note 3 to the financial statements, Investment in leases, set forth in Item 8, Financial Statements and Supplementary Data.


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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable


                                    PART II


Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS
              AND RELATED MATTERS

Market Information

The Units are transferable subject to restrictions on transfers which have been imposed under the securities laws of certain states and the Partnership Agreement. However, as a result of such restrictions, the size of the Partnership and its investment objectives, to the General Partners' knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future. Holders

As of December 31, 1995, a total of 1052 investors were record holders of Units in the Partnership.

Dividends

The Limited Partners of the Partnership are entitled to certain distributions as provided under the Limited Partnership Agreement.

The General Partners have sole discretion in determining the amount of distributions. However, since the reinvestment period ended December 31, 1994, the General Partners are required to distribute, subject to payment of any obligations of the Partnership, such available cash from operations and cash from sales or refinancing.

The rates for distributions to Limited Partners in April, July and October 1995 and in January 1996 were $3.43, $6.07, $2.50 and $3.05, respectively, per Unit (a total of $15.05 per Unit). All distributions were made from cash flows from operations and sales proceeds in 1995.

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

The following table presents summarized information regarding distributions to Limited Partners:

                                       1995        1994        1993        1992        1991
Distributions of net income           $15.41      $14.11      $12.09       $7.15       $4.77
Return of investment                    8.97       57.24       59.26       79.67       69.21
                                      -------     -------     -------     -------     -------
Distributions per unit                 24.38       61.59       71.35       86.82       73.98
Differences due to timing of
distributions and due to
distribution reinvestment              (9.33)     (11.83)     (18.11)       2.30       (9.95)
                                      -------     -------     -------     -------     -------
Nominal distribution rates from
above                                 $15.05      $49.76      $53.24      $89.12      $64.03
                                      =======     =======     =======     =======     =======

In 1991, 1992, 1993 and 1994, cash flows and distributions to Limited Partners were not sufficient to allow the Partnership to reinvest in additional equipment.

Effective April 1, 1993, the capital accumulation period was terminated by the General Partners. The reinvestment period ended December 31, 1994 in accordance with the terms of the Limited Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. This financial data should be read in conjunction with the financial statements and the related notes included under Item 8 of this report.

                                      1995        1994        1993        1992        1991
Gross Revenues                      $389,278    $484,383    $904,941  $1,426,305  $1,821,896

Net Income                          $310,695    $284,567    $243,968    $144,226     $96,316

Weighted average Limited
Partnership Units
(Units) outstanding                   19,962      19,964      19,971      19,971      19,971

Net income per Unit, based on
weighted average Units
outstanding                           $15.41      $14.11      $12.09       $7.15       $4.77

Distributions per Unit, based on
weighted average Units outstanding    $24.38      $61.59      $71.35      $86.82      $73.98

Total Assets                        $649,232    $692,353  $1,738,846  $3,019,088  $5,084,609

Total Non-recourse Debt             $190,568                $107,924    $345,057  $1,078,892

Total Partners' Capital             $433,185    $609,077  $1,556,020  $2,594,210  $3,920,244


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

At December 31, 1995, the Partnership's cash balances ($91,084) consisted of amounts held for distribution to the Limited Partners in January 1996 ($68,200) and working capital reserves.

During 1995, the Partnership generated cash flows available for distribution (as defined in the Partnership Agreement) of $355,000.

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

Through December 31, 1995, the Partnership had borrowed approximately $2,818,000. The outstanding balance at December 31, 1995 was $190,568. There were no new borrowings between December 31, 1995 and February 28, 1996. The borrowings were non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. The Partnership Agreement limits such borrowings to 80% of the total cost of equipment, in aggregate.

No commitments of capital have been made or will be made in connection with the reinvestment of available cash from operations and cash from sales or refinancing for the acquisition of additional equipment as described in Item 1. The Partnership's reinvestment period ended December 31, 1994. The Partnership may, however, use the proceeds of non-recourse debt to purchase additional assets. The Partnership intends to acquire assets without the use of any cash or exposure of any of its other assets by using 100% financing on a non-recourse basis. In 1995, the Partnership acquired assets with a cost of $208,787 by this method.

The Partnership made distributions of cash from operations and sales proceeds to the Limited Partners in April, July and October 1995 and in January 1996. These distributions were based on the results of operations and asset sales in 1995.

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

1995 vs. 1994.

Cash flows from operations increased by $5,111. Although the net change is not large, it is the result of two significant (and offsetting) factors. Lease revenues declined by $70,114 as a result of continued lease maturities, terminations and asset sales. This was offset by the receipt of $103,286 as a part of the 1992 settlement of the Financial News Network (FNN) bankruptcy.

Sources of cash from investing activities decreased from $742,095 in 1994 to $191,880 in 1995. The largest factor was the decrease in the amounts of proceeds from sales of lease assets from $450,553 in 1994 to $44,030 in 1995. This decrease reflects the decrease in the amounts of equipment sold in 1994 compared to 1995. The original cost of operating lease assets sold in 1994 was $609,385 compared to $149,558 in 1995. Sales of such assets are not expected to increase significantly in 1996. The amounts received from the sales of marketable securities decreased from $171,797 in 1994 to $68,158 in 1995. The stock was received at no cost as part of the 1992 FNN bankruptcy settlement. All of the stock had been sold as of the end of the first quarter of 1995.

In 1995, the only source of cash from financing sources was the $205,517 received as the proceeds of non-recourse debt. This cash was used to finance the assets acquired in 1995.

1994 vs. 1993.

Cash flows from operations decreased by approximately $378,954. This was primarily due to decreases in lease rents of $468,834. Certain cash expenses decreased in 1994 as discussed under the caption "Results of Operations". The decreased cash flows from leases resulted from sales of lease assets as leases expired.

Cash flows from investing activities decreased by $889,656. This decrease is primarily the result of decreased sales of lease assets. Such sales decreased from $1,343,908 in 1993 to $450,553 in 1994. This decrease was partially offset by gains realized on the sale of common stock ($171,797) received at no cost as part of the 1992 FNN bankruptcy settlement. The Partnership's reinvestment period ended December 31, 1994 and the Partnership is not expected to purchase additional lease assets, except with the proceeds of non-recourse debt. In future periods the amounts realized from asset sales are expected to decline significantly as the underlying portfolio of assets is sold off.

In 1994, there were no financing sources of cash. Debt payments decreased as scheduled payments were made and all of the Partnership's debt was repaid.

Results of Operations

As of December 29, 1986, the Partnership commenced operations in its primary business (leasing activities). Operations resulted in net income of $67,084, $96,316, $144,226, $243,968, 284,567 and $310,695 in 1990, 1991, 1992, 1993,
1994 and 1995, respectively. The results of operations in future periods may vary significantly from those of 1995 as the Partnership's lease portfolio of capital equipment matures and is liquidated. Revenues from leases are expected to decline over the long term as leased assets come off lease and are sold or re-leased at lower lease rents. The effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets or from re-leases to either the same or new lessees once the initial lease terms expire.

In 1996, lease revenues are expected to decrease due to lease terminations and equipment dispositions in 1995 and 1996 to about $130,000 from $175,362 in 1995. A similar decrease in depreciation expense is also to be expected. The ultimate effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets and/or from re-leases to either the same or new lessees once the initial lease terms expire.

1995 vs. 1994

Lease revenues decreased from $245,000 in 1994 to $175,000 in 1995. This decrease is primarily the result of scheduled lease terminations. All of the assets coming off lease in 1995 were sold. Depreciation expense decreased from $98,835 in 1994 to $29,324 in 1995. This decreased is also the result of asset sales in 1994 and 1995. Gains on the sales of marketable securities decreased from $171,797 in 1994 to $68,158 in 1995 as the remainder of the common stock received in the FNN bankruptcy settlement was sold in the first quarter of 1995. In 1995, the Partnership also received a one time distribution from that settlement in the amount of $103,286. There will not be any similar amounts in future periods.

The decrease in the management fees and administrative cost reimbursements resulted from the General Partners' decision in 1994 to waive such fees and reimbursements. Interest expense increased as a direct result of the 1995 non-recourse borrowings ($205,517).

1994 vs. 1993

Lease revenues decreased from $714,000 in 1993 to $245,000 in 1994. This was primarily the result of scheduled lease terminations. Most of the assets coming off lease in 1994 were sold and those placed on new leases tended to produce lower amounts of rent than the leases they replaced. Depreciation expense has decreased from $348,650 in 1993 to $98,835 in 1994. This decrease resulted from continued sales of operating lease assets in 1993 and 1994.

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

All of the Partnership's debt was retired, as scheduled, in 1994. As a consequence, interest expense decreased by $20,249 (80%). Additional debt was placed in 1995.

Contracts for professional services (primarily audit and tax return preparation services) were renegotiated during 1994 resulting in a decrease of $23,865.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements attached hereto at pages 8 through 21.

REPORT OF INDEPENDENT AUDITORS





The Partners
ATEL Cash Distribution Fund

We have audited the accompanying balance sheets of ATEL Cash Distribution Fund (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund (a California limited partnership) at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                         ERNST & YOUNG LLP
San Francisco, California
   February 2, 1996

                          ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 and 1994


                                     ASSETS
                                                             1995        1994

Cash and cash equivalents                                   $91,084    $203,776

Accounts receivable, net of allowance for doubtful
accounts of $22,097 in 1995
and in 1994                                                   6,098       3,606

Investment in equipment and leases                          552,050     484,971
                                                           ---------   ---------
Total assets                                               $649,232    $692,353
                                                           =========   =========


                       LIABILITIES AND PARTNERS' CAPITAL

Non-recourse debt                                          $190,568

Accounts payable                                             10,179     $68,459
Deposits due to lessees                                      12,914      12,914
Accrued interest                                              1,471           -
Unearned lease income                                           915       1,903
                                                            --------   ---------
Total liabilities                                           216,047      83,276

Partners' capital:
     General Partners                                        19,914      16,807
     Limited Partners                                       413,271     592,270
                                                           ---------   ---------
Total partners' capital                                     433,185     609,077
                                                           ---------   ---------
Total liabilities and partners' capital                    $649,232    $692,353
                                                           =========   =========

                            See accompanying notes.

                          ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                            1995           1994           1993
Revenues:
Leasing activities:
     Operating                             $111,448      $172,471      $680,659
     Direct financing                        63,914        68,562        33,651
     Leveraged                                    -         4,443             -
     Gain on sale                            15,106        48,469       176,269
Interest income                               1,073         9,649         9,929
Gain on sale of marketable securities        68,158       171,797             -
Proceeds from bankruptcy settlement         103,286             -             -
Other                                        26,293         8,992         4,433
                                         -----------    ----------  ------------
                                            389,278       484,383       904,941
                                         -----------    ----------  ------------
Expenses:
Depreciation and amortization                29,324        98,835       348,650
Administrative cost reimbursements
   to General Partner                             -        34,380       140,984
Professional fees                            15,443        20,391        44,256
Equipment and partnership management
   fees to General Partner                        -        20,359        80,016
Provision for losses                          3,768           594             -
Interest                                     12,496         5,154        25,403
Other                                        17,552        20,103        21,664
                                         -----------    ----------  ------------
                                             78,583       199,816       660,973
                                         -----------    ----------  ------------
Net income                                 $310,695      $284,567      $243,968
                                         ===========    ==========  ============

Net income:
     General Partners                        $3,107        $2,846        $2,440
     Limited Partners                       307,588       281,721       241,528
                                         -----------    ----------  ------------
                                           $310,695      $284,567      $243,968
                                         ===========    ==========  ============

Net income per Limited Partnership Unit       $15.41       $14.11        $12.09

Weighted average number of Units
outstanding                                   19,962       19,964        19,971


                            See accompanying notes.

                          ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                       Limited Partners     General
                                     Limited Partners     General
                           Units          Amount        Partners        Total

Balance, December 31,
 1992                       19,971     $2,582,689        $11,521     $2,594,210

Distributions ($71.3
 per Unit)                             (1,424,931)                   (1,424,931)
Distributions
reinvested                                142,773              -        142,773
Net income                                241,528          2,440        243,968
                      -------------  -------------  ------------- --------------

Balance, December 31,
 1993                        19,971     1,542,059         13,961      1,556,020

Distributions ($61.59
 per Unit)                             (1,229,616)                   (1,229,616)
Repurchase of units              (9)       (1,894)             -         (1,894)
Net income                                281,721          2,846        284,567
                      -------------  -------------  ------------- --------------

Balance, December 31,
 1994                        19,962       592,270         16,807        609,077

Distributions ($24.38
 per Unit)                               (486,587)             -       (486,587)
Net income                                307,588          3,107        310,695
                      -------------  -------------  ------------- --------------

Balance, December 31,
 1995                        19,962      $413,271        $19,914       $433,185
                      =============  =============  ============= ==============


                            See accompanying notes.

                          ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                      1995           1994           1993
Operating activities:
Net income                                                         $310,695       $284,567       $243,968
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization expense                          29,324         98,835        348,650
      Gain on sale of equipment                                     (15,106)       (48,469)      (176,269)
      Gain on sale of marketable securities                         (68,158)      (171,797)             -
      Provision for losses                                            3,768            594              -
      Changes in operating assets and liabilities:
          Receivables                                                (2,492)        23,019        162,647
          Accounts payable to General Partners                            -        (65,389)        49,633
          Other accounts payable                                    (58,280)        58,946        (43,485)
          Deposits due to lessees                                         -         12,914              -
          Accrued interest                                            1,471              -              -
          Unearned operating lease income                              (988)         1,903        (11,067)
                                                                -------------  ------------  -------------
Net cash provided by operating activities                           200,234        195,123        574,077
                                                                -------------  ------------  -------------

Investing activities:
Purchases of equipment on direct financing leases                         -       (377,849)             -
Purchases of equipment on operating leases                         (208,787)             -       (276,986)
Proceeds from sale of assets on operating leases                     44,030        319,553      1,320,905
Proceeds from sale of assets on direct financing leases                   -        131,000         23,003
Reductions of net investment in direct financing leases              79,692        119,745        183,275
Payment of initial direct costs                                           -         (3,705)             -
Proceeds from sale of marketable securities                          68,158        171,797              -
                                                               -------------   ------------  -------------
Net cash (used in) provided by investing activities                 (16,907)       360,541      1,250,197
                                                               -------------   ------------  -------------

Financing activities:
Distributions to limited partners, net of reinvestments            (486,587)    (1,229,616)    (1,282,158)
Proceeds of non-recourse debt                                       205,517              -              -
Repayments of non-recourse debt                                     (14,949)      (107,924)      (237,133)
Repurchase of units                                                       -         (1,894)             -
                                                               -------------   ------------  -------------
Net cash used in financing activities                              (296,019)    (1,339,434)    (1,519,291)

                                                               -------------  ------------  -------------

Net (decrease) increase in cash and cash equivalents               (112,692)      (783,770)       304,983
Cash and cash equivalents at beginning of year                      203,776        987,546        682,563
                                                                -------------  ------------  -------------

Cash and cash equivalents at end of year                            $91,084       $203,776       $987,546
                                                               =============   ============  =============

                          ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                      1995           1994           1993
Supplemental disclosures of cash flow information:

Cash paid during the year for interest                              $11,025         $5,154        $25,403
                                                               =============   ============  =============

Supplemental schedule of non-cash transactions:

Direct financing lease assets reclassified to operating leases
   assets                                                                          $13,421
                                                                               ============

Operating lease assets reclassified to direct financing lease
   assets                                                                                         $44,761
Less accumulated depreciation                                                                      (8,853)
                                                                                              ------------
                                                                                                  $35,908
                                                                                              ============

Leveraged lease assets reclassified to operating leases                                           $49,862
                                                                                              ============

Assets reclassified to equipment held for lease                                                  $579,885
Less accumulated depreciation                                                                    (439,799)
                                                                                              ------------

                                                                                                 $140,086
                                                                                              ============

                             See accompanying notes.

                          ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


1.  Organization and partnership matters:

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

The Partnership's business consists of leasing various types of equipment. As of December 31, 1995, the original terms of the leases ranged from two to seven years.

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

                                DECEMBER 31, 1995


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

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements.
                                                          1995           1994

Financial statement basis of net assets and liabilities   $433,185     $609,077
Tax basis of net assets and liabilities                  2,087,467    2,234,779
                                                        ----------   ----------
Difference                                              $1,654,282   $1,625,702
                                                        ==========   ===========


The following reconciles the net loss reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):

                                                           1995           1994

Net income per financial statements                      $310,695      $284,567
Adjustment to depreciation expense                        (31,898)      (40,389)
Adjustments to revenues                                    56,712       500,502
Adjustments to other expenses                               3,766           594
                                                         ---------     ---------
Net income per federal tax return                        $339,275      $745,274
                                                         =========     =========



Credit Risk:

Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership.

                          ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


2.  Summary of significant accounting policies (continued):

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Per unit data:

Net income and distributions per unit are based upon the weighted average number of Units outstanding during the period, without giving effect to changes in capital interests as a result of reinvestment of distributions.

New accounting pronouncement:

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Live Assets to be Disposed Of" (FAS 121). This statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets during the holding period are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted FAS 121 as of January 1, 1995. No impairment losses were required to be recorded as a result of adopting FAS 121.

Prior to 1995, a provision for impairment of value was recorded when a decline in the value of the property was determined to be other than temporary. The impairment loss was measured as the difference between the sum of the estimated future undiscounted cash flows and the carrying amount of the asset.


3.  Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                                  Depreciation
                                                                                  Expense or
                                                                                  Amortization
                                                       1994        Additions      of Leases     Dispositions      1995

Net investment in operating leases                      $149,632      $208,787       ($28,417)      ($28,923)      $301,079
Net investment in direct financing leases                332,682             -        (79,692)            (1)       252,989
Initial direct costs                                       3,251             -           (907)             -          2,344
Reserve for losses                                          (594)       (3,768)             -              -         (4,362)
                                                  --------------- -------------  -------------  ------------- --------------
                                                        $484,971      $205,019      ($109,016)      ($28,924)      $552,050
                                                  =============== =============  =============  ============= ==============

                          ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


3.  Investment in leases (continued):

Operating leases:

Property on operating lease consists of the following as of December 31, 1994, additions and dispositions during 1995 and as of December 31, 1995:

                                                         1994        Additions     Dispositions       1995

Materials handling                                      $392,901                    ($121,549)      $271,352
Food processing                                                -      $208,787              -        208,787
Motor vehicles                                           148,672             -        (28,009)       120,663
Manufacturing equipment                                   35,653             -              -         35,653
                                                  --------------- -------------  -------------  -------------
                                                         577,226       208,787       (149,558)       636,455
Less accumulated depreciation                           (427,594)      (28,417)       120,635       (335,376)
                                                  --------------- -------------  -------------  -------------
                                                        $149,632      $180,370       ($28,923)      $301,079
                                                  =============== =============  =============  =============



Direct financing leases:

Equipment under direct financing leases includes restaurant furniture and fixtures, automated typesetting equipment, electronic data processing equipment, lift trucks and plastic injection molding equipment. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1995 and 1994:

                                                           1995           1994
Total minimum lease payments receivable                 $338,303       $481,909
Estimated residual values of leased equipment
   (unguaranteed)                                              1              -
                                                   -------------- --------------
Investment in direct financing leases                    338,304        481,909
Less unearned income                                     (85,315)      (149,227)
                                                   -------------- --------------

Net investment in direct financing leases               $252,989       $332,682
                                                   ============== ==============

                          ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


3.  Investment in leases (continued):

The following table summarizes activity in the Partnership's investment in operating leases and the related accumulated depreciation for the years ended December 31, 1993, 1994 and 1995.

                                                                     Lease
                                                                     Assets                      Operating
                                                                   Stated at      Accumulated      Lease
                                                                      Cost       Depreciation   Assets, Net
Balance December 31, 1992                                           $5,529,572    ($3,863,867)    $1,665,705
Reclassifications from leveraged leases                                 49,862              -         49,862
Assets reclassified to assets held for lease                          (579,885)       439,799       (140,086)
Assets reclassified to direct financing leases                         (44,761)         8,853        (35,908)
Acquisitions and increases                                             276,986       (348,650)       (71,664)
Dispositions                                                        (4,058,404)     2,958,545     (1,099,859)
                                                                  -------------  -------------  -------------
Balance December 31, 1993                                            1,173,370       (805,320)       368,050
Assets reclassified to operating leases                                 13,241              -         13,241
Acquisitions and increases                                                   -        (98,381)       (98,381)
Dispositions                                                          (609,385)       476,107       (133,278)
                                                                  -------------  -------------  -------------
Balance December 31, 1994                                              577,226       (427,594)       149,632
Acquisitions and increases                                             208,787        (28,417)       180,370
Dispositions                                                          (149,558)       120,635        (28,923)
                                                                  -------------  -------------  -------------
Balance December 31, 1995                                             $636,455      ($335,376)      $301,079
                                                                  =============  =============  =============





At December 31, 1995, the aggregate amounts of future minimum lease payments from direct financing leases and operating leases are as follows:

                       Year ending     Direct
                       December 31,    Financing      Operating        Total

                              1996      $143,606         $85,048      $228,654
                              1997       143,606          52,837       196,443
                              1998        51,091          51,948       103,039
                              1999             -          51,948        51,948
                              2000             -          25,974        25,974
                                    ------------- --------------- -------------
                                        $338,303        $267,755      $606,058
                                    ============= =============== =============

                          ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


4.  Non-recourse debt:

At December 31, 1995, non-recourse debt consisted of a note payable to a financial institution of $190,568. The notes is due in monthly payments of $4,329. Interest on the note is at the rate of 9.264%. The note is secured by an assignment of lease payments and a pledge of assets. At December 31, 1995, the carrying value of the pledged assets is approximately $187,909.

Future minimum payments of non-recourse debt are as follows:

                      Year ending
                     December 31,   Principal   Interest      Total

                             1996    $35,788     $16,160     $51,948
                             1997     39,248      12,700      51,948
                             1998     43,042       8,906      51,948
                             1999     47,204       4,744      51,948
                             2000     25,286         688      25,974
                                    --------     -------    --------
                                    $190,568     $43,198    $233,766
                                    ========     =======    ========


5.  Related party transactions:

The terms of the Limited Partnership Agreement provide that the General Partners and/or their Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partners earned partnership management fees equal to 5% of cash distributed from operations and equipment management fees equal to 2% of full payout lease rentals and 5% of operating lease rentals pursuant to the Limited Partnership Agreement. Effective April 1, 1994, the General Partners elected to waive all management fees. The amounts of management fees earned in 1994 and 1993 were $20,359 and $80,016.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by ATEL in providing administrative services to the Partnership. Administrative services provided include partnership accounting, investor relations, legal counsel and lease and equipment documentation. ATEL is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by ATEL are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies. Effective May 1, 1994, the General Partners have elected to waive all reimbursements of administrative costs. In 1995 and 1994, $58,200 and $52,800 were waived, respectively.
Costs charged and reimbursed in 1994 totaled $34,380.

In 1993, the Partnership reimbursed ATEL $140,984, for costs incurred in the administration of Partnership business.

                          ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


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


7.  Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. As of December 31, 1995, 38%, 25% and 19% of total equipment cost was leased to lessees in the manufacturing industries, transportation industry and mining , respectively. Leases are subject to the General Partners' investment committee review. The leases provide for the return of the equipment upon default.

During 1995, lease rentals from one customer represented 30% of total gross lease payments. During 1994, lease rentals from one customer represented 18% of total gross lease payments. During 1993, lease rentals from another customer represented 16% of total gross lease payments.

                          ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


8.  Fair value of financial instruments:

During the year ended December 31, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of the fair value of financial instruments for which it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Accounts payable, accrued interest and customer deposits:

The carrying amounts of accounts payable, accrued interest and customer deposits approximate fair value because of the short maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1995 is $195,596.

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

F. Randall Bigony . . . Senior Vice President and Chief Financial Officer of
                        ACG, AFC, ALC, AIS and AEC

Donald E. Carpenter . . Vice President and Controller of ACG, AFC, ALC, AEC and
                        AIS; Chief Financial Officer of ASC

Vasco H. Morais . . . . Senior Vice President, Secretary and General Counsel for
                        ACG, AFC, ALC, AIS and AEC

William J. Bullock . . .Director of Asset Management of AEC

Jeffrey A. Schwager . . Vice President - Syndication of ALC

Russell H. Wilder . . . Vice President - Credit of AEC

J. Edwin Holliday . . . Senior Vice President - National Sales Manager of ASC

John P. Scarcella . . . Vice President of ASC

A. J. Batt, age 60, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 46, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

F. Randall Bigony, age 38, joined ATEL in 1992 to review administrative operations within ATEL Financial Corporation and to develop and implement functional plans to support company growth. He currently oversees ATEL's accounting, MIS and treasury functions. From 1987 until joining ATEL, Mr. Bigony was president of F. Randall Bigony & Co., a consulting firm that provided financial and strategic planning services to emerging growth companies. From 1983 to 1987, he was a manager with the accounting firm of Ernst & Whinney, serving clients in its management consulting practice. Mr. Bigony received a B.A. degree in business from the University of Massachusetts and an M.B.A. degree in finance from the University of California, Berkeley. He is a founding board member and acting treasurer of the I Have a Dream Foundation - Bay Area Chapter.

Donald E. Carpenter, age 47, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 37, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley and a J.D. degree in 1986 from Golden Gate University Law School. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 32, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

Jeffrey A. Schwager, age 35, joined ATEL in 1991 as vice president - syndication and is responsible for acquiring transactions from intermediaries as well as debt and equity placement. Prior to joining ATEL, Mr. Schwager was a member of General Electric Capital Corporation's Institutional Financing Group. There, he was responsible for originating equipment lease and corporate finance opportunities, as well as soliciting equipment portfolios in conjunction with marketing a proprietary capital enhancement product. From 1985 through 1990, Mr. Schwager held several positions with Bank Ireland/First Financial, most recently Vice President Marketing, where he was responsible for originating and negotiating tax-oriented leveraged lease financings for Fortune 500 companies. From 1983 to 1985 Mr. Schwager was an Associate Consultant with The Bigelow Company, a middle market investment banking and management consulting firm, developing and implementing strategic plans for a number of clients. Prior to The Bigelow Company, he worked for Petro-Lewis Corporation as a joint-interest accountant. Mr. Schwager received his B.S. in Business Administration from Babson College in 1982, majoring in Finance and Entrepreneurial Studies.

Russell H. Wilder, age 41, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

J. Edwin Holliday, age 51, joined ATEL Securities Corporation in 1988 as Regional Vice President for the Southwestern region and has been its Senior Vice President and National Sales Manager since April 1994. From August 1993 until April 1994, Mr. Holliday was a Managing Director of HomeMac Corporation, a mortgage bank that also markets a mortgage-related trust. Prior to joining ATEL, Mr. Holliday was a Regional Vice President for several firms marketing securities, including Icon Group from 1986 to 1988, Stonehenge Capital from 1982 to 1986 and Quantum Resources from 1980 to 1982. Mr. Holliday was Sales Manager for a retail division of Beech Aircraft in Denver, Colorado from 1975 to 1980, and sales engineer for Trane Company in Canton, Ohio from 1968 to 1975. Mr. Holliday received a B.S. degree in Mechanical Engineering from West Virginia Institute of Technology in 1968, and served a Chairman of the Board of the Orange County, California Chapter of the International Association for Financial Planning in 1993 and 1994.

John P. Scarcella, age 34, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11. EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partners and their Affiliates. The amount of such remuneration paid to the General Partners and their Affiliates during the years ended December 31, 1993, 1994 and 1995 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof which information is hereby incorporated herein by reference.

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

Partnership Management Fees

As compensation for its services rendered in connection with the management of the Partnership, including but not limited to employment and supervision of supervisory managing agents, insurance brokers, equipment lease brokers, accountants and other professional advisors, and for supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, the General Partners shall be entitled to receive a Partnership management fee which shall be payable for each fiscal quarter and shall be an amount equal to 5% of distributions of cash from operations. See Note 5 to the financial statements under item 8 of this report for amounts paid in 1993, 1994 and 1995. Effective April 1, 1994, the General Partners elected to waive Partnership Management fees due from the Partnership.

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

General Partners' Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the general partners. See the statements of income included in the financial statements at item 8 of this report for the amounts of income allocated to the general and Limited Partners in 1993, 1994 and 1995.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1995 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The General Partners are beneficial owners of Limited Partnership Units as follows:


      (1)                  (2)                           (3)               (4)
                       Name and Address of      Amount and Nature of     Percent
 Title of Class        Beneficial Owner        Beneficial Ownership     of Class

Limited Partnership  A. J. Batt                  16.5 Units ($8,250)       0.08%
Units                235 Pine Street, 6th Floor  Individual Retirement
                     San Francisco, CA 94104     Accounts

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


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

(a)                Financial Statements and Schedules
                     1. Financial Statements
                        Included in Part II of this report:
                        Report of Independent Auditors
                        Balance Sheets at December 31, 1995 and 1994
                        Statements  of Income for the years ended  December  31,
                           1995,  1994 and 1993
                        Statements of Changes in Partners' Capital for the years
                           ended December 31, 1995, 1994 and 1993
                        Statements of Cash Flows for the years ended December
                           31, 1995, 1994 and 1993
                        Notes to Financial Statements

                     2. Financial Statement Schedules
                        All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)                Reports on Form 8-K for the fourth quarter of 1995
                        None

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


Date:                   3/27/1996





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


SIGNATURE                        CAPACITIES                          DATE



/s/ A. J. Batt          General Partner of registrant; president, cha  3/27/1996
A. J. Batt              and chief executive officer of ATEL Financial
                        Corporation



/s/ Dean Cash           General Partner of registrant; executive vice  3/27/1996
Dean Cash               president and director of ATEL Financial
                        Corporation



/s/ F. Randall Bigony   Principal financial officer of registrant;     3/27/1996
F. Randall Bigony       principal financial officer of ATEL Financial
                        Corporation




/s/ Donald E. Carpenter Principal accounting officer of registrant;    3/27/1996
Donald E. Carpenter     principal accounting officer of ATEL Financial
                        Corporation