Form 10-Q
period 1996-03-31
ATEL CASH DISTRIBUTION FUND
filed 1996-05-14
CIK 785857

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                   For the quarterly period ended March 31, 1996

            |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                   For the transition period from _______ to _______

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

                                                Yes        |X|
                                                 No        |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)



                                     ASSETS


                                                        1996            1995
                                                        ----            ----
Cash and cash equivalents                             $76,639          $91,084
Accounts receivable, net of allowance for
   doubtful accounts of $22,097 in 1996 and 1995       11,486            6,098
Investments in leases and equipment                   509,362          552,050
                                               =============== ================
Total assets                                         $597,487         $649,232
                                               =============== ================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                    $181,929         $190,568
Accounts payable, trade and other                       6,798           10,179
Deposits due to lessees                                12,914           12,914
Accrued interest                                        1,404            1,471
Unearned lease income                                       -              915
                                               --------------- ----------------
Total liabilities                                     203,045          216,047

Partners' capital:
     General partners                                  20,208           19,914
     Limited partners                                 374,234          413,271
                                               --------------- ----------------
Total partners' equity                                394,442          433,185
                                               --------------- ----------------
Total liabilities and partners' capital              $597,487         $649,232
                                               =============== ================

                             See accompanying notes.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1996 AND 1995
                                   (Unaudited)
                                                         1996            1995
                                                         ----            ----
Revenues:
Lease income:
     Operating                                         $29,196          $21,677
     Direct financing                                   13,028           17,584
     Gain (loss) on sale of lease assets                 5,196            9,839
Gain on sale of marketable securities                        -           68,158
Interest income                                            146              320
Other                                                        9               12
                                                --------------- ----------------
                                                        47,575          117,590
                                                --------------- ----------------
Expenses:
Depreciation and amortization                           11,010            1,770
Interest                                                 4,280                -
Other                                                    1,602            2,515
Professional fees                                        1,238            8,405
Provision for losses                                         -            1,408
                                                --------------- ----------------
                                                        18,130           14,098
                                                --------------- ----------------
Net income (loss)                                      $29,445         $103,492
                                                =============== ================

Net income (loss):
     General Partners                                     $294           $1,035
     Limited Partners                                   29,151          102,457
                                                --------------- ----------------
                                                       $29,445         $103,492
                                                =============== ================

Net income (loss) per Limited Partnership unit           $1.46            $5.13

Weighted average number of units outstanding            19,962           19,962


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                        THREE MONTHS ENDED MARCH 31, 1996

                                      Limited Partners        General
                                Units           Amount         Partners          Total
Balance December 31, 1995          19,962       $413,271         $19,914         $433,185
Net income                                        29,151             294           29,445
Distributions                                    (68,188)                         (68,188)
                         ----------------- -------------- --------------- ----------------
Balance March 31, 1996             19,962       $374,234         $20,208         $394,442
                         ================= ============== =============== ================

                             See accompanying notes.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1996 AND 1995
                                   (Unaudited)


                                                        1996            1995
                                                        ----            ----
Operating activities:
Net income (loss)                                      $29,445         $103,492
  Adjustments to reconcile net income (loss)
   income to net cash provided by operations:
   Depreciation and amortization expense                11,010            1,770
   (Gain) loss on sale of assets                        (5,196)          (9,839)
   Gain on sale of marketable securities                     -          (68,158)
   Provision for losses                                      -            1,408
   Changes in operating assets and liabilities:
     Accounts receivable                                (5,388)           3,606
     Accrued interest                                      (67)               -
     Unearned operating lease income                      (915)            (988)
     Accounts payable, other                            (3,381)         (10,719)
                                                --------------- ----------------
Net cash provided by operations                         25,508           20,572
                                                --------------- ----------------

Investing activities:
Proceeds from sale of marketable securities                  -           68,158
Proceeds from sale of lease assets                      13,999           30,000
Reductions in net investment in direct
   financing leases                                     22,875           18,318
                                                --------------- ----------------
Net cash provided by investing activities               36,874          116,476
                                                --------------- ----------------

Financing activities:
Distributions to limited partners                      (68,188)        (218,201)
Repayments of non-recourse debt                         (8,639)               -
                                                --------------- ----------------
Net cash used in financing activities                  (76,827)        (218,201)
                                                --------------- ----------------

Net decrease in cash and cash equivalents              (14,445)         (81,153)
Cash and cash equivalents at beginning of period        91,084          203,776
                                                --------------- ----------------
Cash and cash equivalents at end of period             $76,639         $122,623
                                                =============== ================

Supplemental disclosures of cash flow information:

Cash paid during the period for interest                $4,347
                                                ===============


                             See accompanying notes.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (Unaudited)


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


2. Investment in leases and equipment:

The Partnership's investment in leases consists of the following:

                                                                        Depreciation
                                                                        Expense or
                                                       December 31,    Amortization                      March 31,
                                                           1995          of Leases     Dispositions        1996
                                                           ----          ---------    --------------       ----
Net investment in operating leases                           $301,079       ($10,783)        ($8,803)        $281,493
Net investment in direct financing leases                     252,989        (22,875)              -          230,114
Initial direct costs                                            2,344           (227)              -            2,117
Reserve for losses                                             (4,362)             -               -           (4,362)
                                                     ================= ============== =============== ================
                                                             $552,050       ($33,885)        ($8,803)        $509,362
                                                     ================= ============== =============== ================

Operating leases:

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1995, additions and dispositions during the quarter ended March 31, 1996 and as of March 31, 1996.

                                    December 31,             1st Quarter              March 31,
                                        1995          Additions     Dispositions        1996
                                        ----          ---------     ------------        ----
Materials handling                     $271,352                       ($25,755)        $245,597
Food processing                         208,787                              -          208,787
Motor vehicles                          120,663                        (16,052)         104,611
Manufacturing equipment                  35,653                                         -35,653
                               ----------------- -------------- --------------- ----------------
                                        636,455                        (41,807)         594,648
Less accumulated depreciation          (335,376)      ($10,783)         33,004         (313,155)
                               ----------------- -------------- --------------- ----------------
                                       $301,079       ($10,783)        ($8,803)        $281,493
                               ================= ============== =============== ================


Equipment on operating leases was acquired in 1987, 1988, 1989, 1990, 1992, 1993 and 1995.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (Unaudited)


2. Investment in leases and equipment: (continued)

At March 31, 1996, the aggregate amounts of future minimum lease payments from direct financing leases and operating leases are as follows:
                                    Direct
                                  Financing        Operating        Total
                       1996            $107,704        $59,254        $166,958
                       1997             143,606         52,837         196,443
                       1998              51,091         51,948         103,039
                       1999                   -         51,948          51,948
                       2000                   -         25,974          25,974
                               ================= ============== ===============
                                       $302,401       $215,987        $518,388
                               ================= ============== ===============


4. Non-recourse debt:

At March 31, 1996, non-recourse debt consisted of a note payable to a financial institution of $190,568. The notes is due in monthly payments of $4,329. Interest on the note is at the rate of 9.264%. The note is secured by an assignment of lease payments and a pledge of assets.

Future minimum principal payments of non-recourse debt are as follows:

                  Year ending
                  December 31,      Principal        Interest         Total
                         1996           $27,149        $11,812         $38,961
                         1997            39,248         12,700          51,948
                         1998            43,042          8,906          51,948
                         1999            47,204          4,744          51,948
                         2000            25,286            688          25,974
                               ================= ============== ===============
                                       $181,929        $38,850        $220,779
                               ================= ============== ===============

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (Unaudited)


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

The Limited Partnership Agreement allows for the reimbursement of costs incurred by ATEL in providing administrative services to the Partnership. Administrative services provided include partnership accounting, investor relations, legal counsel and lease and equipment documentation. ATEL is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by ATEL are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies. Effective May 1, 1994, the General Partners have elected to waive all reimbursements of administrative costs. In 1995, $16,892 was waived.

Item 2. Management's Discussion And Analysis Of Financial Condition And
             Results Of Operations

Capital Resources and Liquidity

At March 31, 1996, the Partnership had cash balances of $76,639. Of this amount, $20,740 was held for reserves. The balance was held for distribution to the Limited Partners.

During the quarter, the Partnership's primary sources of liquidity were cash flows from leasing operations and from sales of assets. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from operations and proceeds from asset sales exceed expenses, and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Partnership currently has available adequate reserves to meet contingencies.

Since 1986, the Partnership had borrowed approximately $2,818,000. The outstanding balance at March 31, 1996 was $181,929. There were no new borrowings between December 31, 1995 and March 31, 1996. The borrowings were generally non-recourse to the Partnership, that is the only recourse of the lender upon default by the lessee on the underlying lease was to the equipment or corresponding lease acquired with the loan proceeds. The Partnership Agreement limits such borrowings to 80% of the total cost of equipment, in aggregate.

Cash flows from operations increased from $20,572 in 1995 to $25,508 in 1996. This increase of approximately $5,000 was primarily due to an increase in lease revenues of $2,963 compared to the first quarter of 1995. In future periods, proceeds from the sales of assets are expected to be the Partnership's most significant source of cash.

Cash provided by investing activities sources decreased from $116,476 in 1995 to $36,874 in 1996. Proceeds from the sale of lease assets decreased by $16,001 compared to 1995. The sale of DBCC stock provided $68,158 in 1995, where none was provided in 1996. Proceeds from lease asset sales are not expected to be comparable from one year to another or from one quarter to another. The timing of such sales is dependent upon the expirations of existing leases and negotiated sales of the assets to either the lessees or to third parties. The cash provided by the reduction of the Partnership's net investment in direct financing leases increased from $18,318 in 1995 to $22,875 in 1996. These amounts represent lease rents applied to reduce the net investment in such leases and have decreased as leases have expired and as the underlying assets have been sold over the last year.

Cash used in financing activities decreased from $218,201 in 1995 to $76,827 in 1996. All debt had been repaid before the first quarter of 1995 began and therefore, there were no debt payments in 1995. Additional borrowings in the second quarter of 1995 gave rise to the repayments in the first quarter of 1996. Distributions decreased compared to 1995 and are expected to fluctuate in the future depending on the amounts of cash available for such distributions. There were no financing sources of cash in the first quarter of either 1996 or 1995.

The Partnership made a distribution of cash from operations to the Limited Partners in April 1996. This distribution was based on the results of operations and asset sales in the first quarter of 1996. The amount of the distribution was $2.50 per Unit (which is equal to an annualized rate of 2.0%).

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


Results of Operations

As of December 29, 1986, the Partnership commenced operations in its primary business (leasing activities). Operations in the first quarter of 1996 resulted in net income of $29,445 compared $103,492 in the previous year. The change from the prior year was due to several factors. The most significant of these was the gain realized in 1995 on the sale of common stock of Data Broadcasting Corporation (DBCC)($68,158) received as a partial settlement of the 1991 bankruptcy of Financial News Network (FNN), a former lessee of the Partnership. Depreciation expense increased by $9,240. This increase resulted from depreciation of assets acquired in the second quarter of 1995. This was partially offset by a decrease in professional fees.

The results of operations in future periods are expected vary significantly from those of the first quarter of 1996 as the Partnership's lease portfolio of capital equipment matures. Revenues from leases are expected to decline as leased assets come off lease and are sold or re-leased at lower lease rates. The effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets or from re-leases to either the same or new lessees once the initial lease terms expire.

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

Item 5.  Other Information.

         Inapplicable.

Item 6.  Exhibits And Reports On Form 8-K.

     (a) Documents filed as a part of this report

           1. Financial Statements

              Included in Part I of this report:

              Balance Sheets, March 31, 1995 and December 31, 1996

              Statements of operations for the three month periods ended March 31, 1996 and 1995

              Statement of changes in partners' capital for the three months ended March 31, 1996

              Statements of cash flows for the three month periods ended March 31, 1996 and 1995

              Notes to the Financial Statements

           2. Financial Statement Schedules

             All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission
             are  not   required   under  the   related   instructions   or  are
             inapplicable, and therefore have been omitted.

     (b)  Report on Fork 8-K
           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:
May 10, 1996


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