Form 10-Q
period 1996-06-30
ATEL CASH DISTRIBUTION FUND
filed 1996-08-14
CIK 785857

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                   For the quarterly period ended June 30, 1996

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

                                 BALANCE SHEETS

                       JUNE 30, 1996 and DECEMBER 31, 1995
                                   (Unaudited)

                                     ASSETS


                                                        1996            1995
                                                        ----            ----
Cash and cash equivalents                             $100,248         $91,084

Accounts receivable, net of allowance for
doubtful accounts of $22,097 in 1996 and 1995            3,410           6,098

Investment in leases and equipment                     473,429         552,050
                                                --------------- ---------------
                                                      $577,087        $649,232
                                                =============== ===============


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                     $173,087        $190,568

Accounts payable and accruals                           10,184          10,179

Deposits due to lessees                                 12,914          12,914

Accrued interest                                         1,336           1,471

Unearned operating lease income                          1,254             915
                                                --------------- ---------------
Total liabilities                                      198,775         216,047

Partners' capital:
     General partners                                   20,606          19,914
     Limited partners                                  357,706         413,271
                                                --------------- ---------------
Total partners' capital                                378,312         433,185
                                                --------------- ---------------
                                                      $577,087        $649,232
                                                =============== ===============




                        See notes to financial statements

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1996 and 1995
                                   (Unaudited)

                                                                 Six Months                     Three Months
                                                               Ended June 30,                  Ended June 30,
                                                            1996            1995            1996            1995
                                                            ----            ----            ----            ----
Revenues:
Lease income:
     Operating                                             $57,074         $49,926         $27,878         $28,249
     Direct financing                                       24,691          34,150          11,663          16,566
     Gain (loss) on sale of equipment                        5,196           9,837               -              (2)
Other                                                       25,955         103,308          25,946         103,296
Gain on sale of marketable securities                            -          68,158               -               -
Interest income                                                361             566             215             246
                                                     --------------  -------------- --------------- ---------------
                                                           113,277         265,945          65,702         148,355
                                                     --------------  -------------- --------------- ---------------
Expenses:
Professional fees                                            5,035          12,213           3,797           3,808
Depreciation                                                21,572           8,760          10,562           6,990
Other                                                        4,647           6,422           3,045           3,907
Taxes                                                        3,326           4,920           3,326           4,920
Interest                                                     8,358           3,281           4,078           3,281
Provision for losses                                         1,133           2,797           1,133           1,389
                                                     --------------  -------------- --------------- ---------------
                                                            44,071          38,393          25,941          24,295
                                                     --------------  -------------- --------------- ---------------


Net income                                                 $69,206        $227,552         $39,761        $124,060
                                                     ==============  ============== =============== ===============

Net income:
     General partners                                         $692          $2,276            $398          $1,241
     Limited partners                                       68,514         225,276          39,363         122,819
                                                     --------------  -------------- --------------- ---------------
                                                           $69,206        $227,552         $39,761        $124,060
                                                     ==============  ============== =============== ===============
Net income per limited partnership unit                      $3.43          $11.29           $1.97           $6.15
Weighted average number of units outstanding                19,962          19,962          19,962          19,962

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                         SIX MONTHS ENDED JUNE 30, 1996

                                        Limited Partners            General
                                    Units          Amount           Partners         Total
Balance December 31, 1995            19,962        $413,271         $19,914        $433,185
Net income                                           68,514             692          69,206
Distributions                                      (124,079)              -        (124,079)
                              --------------  -------------- --------------- ---------------

Balance June 30, 1996                19,962        $357,706         $20,606        $378,312
                              ==============  ============== =============== ===============

                        See notes to financial statements

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1996 and 1995
                                   (Unaudited)

                                                                 Six Months                     Three Months
                                                               Ended June 30,                  Ended June 30,
                                                            1996            1995            1996            1995
                                                            ----            ----            ----            ----
Operating activities:
Net income                                                $69,206        $227,552         $39,761        $124,060
   Adjustments to reconcile net income to net
      cash provided by operations:
         Depreciation and amortization expense             21,572           8,760          10,562           6,990
         (Gain) loss on sales of assets                    (5,196)         (9,837)              -               2
         Provision for losses                               1,133           2,797           1,133           1,389
   Changes in operating assets and liabilities:
      Accounts receivable                                   2,688            (691)          8,076          (4,297)
      Accrued interest                                       (135)              -             (68)              -
      Unearned operating lease income                         339            (863)          1,254             125
      Accounts payable, other                                   5         (32,263)          3,386         (21,544)
                                                    --------------  -------------- --------------- ---------------
Net cash from operations                                   89,612         195,455          64,104         106,725
                                                    --------------  -------------- --------------- ---------------

Investing activities:
Purchase of assets on operating leases                          -        (208,789)              -        (208,789)
Proceeds from sales of lease assets                        14,000          30,000               1               -
Reductions in net investment in direct
   financing leases                                        47,112          37,654          24,237          19,336
                                                    --------------  -------------- --------------- ---------------
Net cash provided by (used in) investing
   activities                                              61,112        (141,135)         24,238        (189,453)
                                                    --------------  -------------- --------------- ---------------

Financing activities:
Distributions to limited partners                        (124,079)       (294,936)        (55,891)        (76,735)
Proceeds from non-recourse debt                                 -         205,517               -         205,517
Repayments of non-recourse debt                           (17,481)              -          (8,842)              -
                                                    --------------  -------------- --------------- ---------------
Net cash (used in) provided by financing
   activities                                            (141,560)        (89,419)        (64,733)        128,782
                                                    --------------  -------------- --------------- ---------------

Net increase (decrease) in cash and cash
   equivalents                                              9,164         (35,099)         23,609          46,054
Cash and cash equivalents at beginning
   of period                                               91,084         203,776          76,639         122,623
                                                    --------------  -------------- --------------- ---------------


Cash and cash equivalents at end of period               $100,248        $168,677        $100,248        $168,677
                                                    ==============  ============== =============== ===============
Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                   $8,358          $3,281          $4,078          $3,281
                                                    ==============  ============== =============== ===============


                        See notes to financial statements

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996

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


2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                        Depreciation
                                                                         Expense or
                                                 December 31,           Amortization                      June 30,
                                             1995         Additions       of Leases     Dispositions        1996
                                             ----         ---------       ---------    --------------       ----
Net investment in operating leases         $301,079                       ($21,119)        ($8,803)       $271,157
Net investment in direct
   financing leases                         252,989                        (47,112)              -         205,877
Initial direct costs                          2,344                           (453)             (1)          1,890
Reserve for losses                           (4,362)       ($1,133)              -               -          (5,495)
                                      -------------- --------------  -------------- --------------- ---------------

                                           $552,050        ($1,133)       ($68,684)        ($8,804)       $473,429
                                      ============== ==============  ============== =============== ===============

Operating leases:

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1995, acquisitions and dispositions during the quarters ended March 31, and June 30, 1996 and as of June 30, 1996.


                                    December 31,           Dispositions              June 30,
                                       1995         1st Quarter    2nd Quarter         1996
                                       ----         -----------    -----------         ----
Materials handling                   $271,352        ($25,755)                       $245,597
Food processing                       208,787               -                         208,787
Manufacturing equipment               120,663         (16,052)                        104,611
Motor vehicles                         35,653               -                          35,653
                                --------------  -------------- --------------- ---------------
                                      636,455         (41,807)                        594,648
Less accumulated depreciation        (335,376)         22,221        ($10,336)       (323,491)
                                --------------  -------------- --------------- ---------------


                                     $301,079        ($19,586)       ($10,336)       $271,157
                                ==============  ============== =============== ===============

Equipment on operating leases was acquired in 1987, 1988, 1989, 1990, 1992 , 1993 and 1995.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Unaudited)


2. Investment in leases: (continued)

Operating leases: (continued)

At June 30, 1996, the aggregate amounts of future minimum lease payments from direct financing leases and operating leases are as follows:

               Year ending     Direct
              December 31,   Financing     Operating      Total
              ------------   ---------     ---------      -----
                   1996        $71,803         $36,615        $108,418
                   1997        143,606          52,837         196,443
                   1998         51,091          51,948         103,039
                   1999              -          51,948          51,948
                   2000              -          25,974          25,974
                         --------------  -------------- ---------------
                              $266,500        $219,322        $485,822
                         ==============  ============== ===============


3. Non-recourse debt:

Note payable to financial institution is due in monthly installments of principal and interest. The note is secured by an assignment of lease payments and a pledge of the assets which were purchased with the proceeds of the note. Interest on the note is at an annual rate of 9.25%. The balance remaining at June 30, 1996 is due in monthly payments through 2000.

Future minimum principal and interest payments of debt as of June 30, 1996 are as follows:

                  Year ending
                 December 31,   Principal       Interest         Total
                     1996        $18,307          $7,667         $25,974
                     1997         39,248          12,700          51,948
                     1998         43,042           8,906          51,948
                     1999         47,203           4,745          51,948
                     2000         25,287             688          25,975
                           --------------  -------------- ---------------
                                $173,087         $34,706        $207,793
                           ==============  ============== ===============

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996

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

The Limited Partnership Agreement allows for the reimbursement of costs incurred by ATEL in providing administrative services to the Partnership. Administrative services provided include partnership accounting, investor relations, legal counsel and lease and equipment documentation. ATEL is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by ATEL are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies. Effective May 1, 1994, the General Partners have elected to waive all reimbursements of administrative costs. In 1996 and 1995, $28,402 and $32,427 were waived.
                                       8

Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

At June 30, 1996, the Partnership had cash balances of $100,248. Of this amount, $55,892 was cash held for the distribution made to the Limited Partners in July of 1996.

During the first and second quarters, the Partnership's primary sources of liquidity were cash flows from lease rentals. In the second quarter, the Partnership received $25,938 relating to the bankruptcy settlement of Financial News Network (FNN), a former lessee of the Partnership. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds form asset sales.

The Partnership currently has available adequate reserves to meet contingencies.

As of June 30, 1996, the Partnership had borrowed approximately $2,817,500 with a remaining unpaid balance of $173,087. The borrowings are non-recourse to the Partnership, that is the only recourse of the lender is to the equipment or corresponding lease acquired or secured with the loan proceeds. The Agreement of Limited Partnership limits such borrowings to 80% of the total cost of equipment, in aggregate.

The Partnership made distributions of cash from operations to the Limited Partners in April and July 1996. These distributions were based on the results of operations in the first and second quarters of 1996. The amount of each of the distributions was $2.50 per Unit. The distributions represent an annualized distribution rate of 2.00%.

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

Cash Flows

Six months, 1996 vs. 1995

During the first six months of 1996, the Partnership's primary source of cash was from rents from operating and direct financing leases. The amounts of such rents, in total, was almost unchanged from 1995. During the second quarter of 1996, the Partnership received $25,938 relating to the FNN bankruptcy settlement. The Partnership does not expect to receive additional amount in future periods.

Sources of cash from investing activities decreased from $67,654 in 1995 to $61,112 in 1996. The decrease was primarily due to a decrease in sales of lease assets compared to 1995.

In 1996, there were no sources of cash flows from financing activities.

Three months, 1996 vs. 1995

Cash flows from operations decreased due to the same causes noted above for the six month period.

Cash flows from investing activities increased due to the method of income recognition and lease amortization for direct financing leases. The total cash flows provided by such leases was unchanged from 1995 for both the three and six month periods.

In 1996, there were no financing sources of cash flows.

Results of Operations

The results of operations in future periods may vary significantly from those of the first six months of 1996 as the Partnership's lease portfolio of capital equipment matures. Revenues from leases are expected to decline over the long term as leased assets come off lease and are sold or re-leased at lower lease rates. The effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets or from re-leases to either the same or new lessees once the initial lease terms expire.

Six and three months, 1996 vs. 1995

Operating lease revenues have increases due to a lease acquisition at the end of the second quarter of 1995. Depreciation has also increased due to the asset acquisition. Interest expense has increased as the average balances of outstanding debt have increased due to the borrowings at the end of the second quarter of 1995. This has been partially offset as debt balances have been reduced as a result of scheduled debt payments. The gains on sales of marketable securities and cash received related to FNN are not expected to occur again in future periods.

Revenues from leases and sales of lease assets decreased slightly compared to 1995. These decreases resulted primarily from decreased asset sales compared to the prior year.

In the second quarter of 1995, the Partnership received $103,286 relating to the bankruptcy of FNN. In 1996, $25,938 was received from the settlement. No further payments are anticipated. In the first quarter of 1995, the Partnership sold common stock it had received from the FNN bankruptcy settlement and realized a gain of $68,158 on the sale of the stock. Upon completion of the sale, the Partnership no longer held any equity securities. Combined, these factors caused a decline in revenues of $145,511 from 1995 to 1996.

The Partnership's expenses increased by $5,678 for the six month period compared to 1995. The increase was primarily related to increases in depreciation and interest expenses. These increases were the result of assets acquired at the end of the second quarter of 1995 using the proceeds of non-recourse debt.

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

Item 5.  OTHER INFORMATION.

         Inapplicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Documents filed as a part of this report

           1. Financial Statements

              Included in Part I of this report:

              Balance sheets, June 30, 1996 and December 31, 1995

              Statements of operations for the six and three month periods ended
                 June 30, 1996 and 1995

              Statements of changes in partners' capital for the six months ended June 30, 1996

              Statements of cash flows for the six and three month periods ended
                 June 30, 1996 and 1995

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


          Date:
     August 13, 1996


                                        ATEL Cash Distribution Fund,
                                      a California limited partnership
                                  (Registrant)




                       By:  /s/ A.  J.  BATT
                           -------------------------------------------
                           A. J. Batt,
                           General Partner of registrant



                       By:   /s/ DEAN L. CASH
                           -------------------------------------------
                           Dean Cash,
                           General Partner of registrant



                       By:   /s/ F. RANDALL BIGONY
                           -------------------------------------------
                           F. Randall Bigony
                           Principal financial officer of registrant



                       By:   /s/ DONALD E.  CARPENTER
                           -------------------------------------------
                           Donald E.  Carpenter,
                           Principal accounting officer of
                           registrant