Form 10-Q
period 1996-09-30
ATEL CASH DISTRIBUTION FUND
filed 1996-11-14
CIK 785857

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934.
                 For the quarterly period ended September 30, 1996

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

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                   (Unaudited)

                                     ASSETS
                                                         1996            1995
                                                         ----            ----
Cash and cash equivalents                              $101,363         $91,084

Accounts receivable, net of allowance for
   doubtful accounts of $22,097 in 1996 and 1995          2,312           6,098

Investment in leases and equipment                      410,746         552,050
                                                 --------------- ---------------
                                                       $514,421        $649,232
                                                 =============== ===============

                        LIABILITIES AND PARTNERS' CAPITAL



Non-recourse debt                                      $164,039        $190,568

Accounts payable and accruals                            11,928          10,179

Accrued interest                                          1,266           1,471
Deposits due to lessees                                  12,914          12,914
Unearned operating lease income                               -             915
                                                 --------------- ---------------
Total liabilities                                       190,147         216,047

Partners' capital:
     General Partners                                    20,625          19,914
     Limited Partners                                   303,649         413,271
                                                 --------------- ---------------
Total partners' capital                                 324,274         433,185
                                                 --------------- ---------------
                                                       $514,421        $649,232
                                                 =============== ===============

                             See accompanying notes.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                  Nine Months Ended               Three Months Ended
                                                    September 30,                    September 30,
                                                1996             1995            1996            1995
                                                ----             ----            ----            ----
Revenues:
Lease income:
     Operating                                 $81,607          $81,503         $24,533         $31,577
     Direct financing                           33,493           49,620           8,802          15,470
     Gain on sale of equipment                  12,719           11,731           7,523           1,894
Other                                           26,037          103,197              82            (111)
Gain on sale of marketable securities                -           68,158               -               -
Interest income                                    697              931             336             365
                                        --------------- ---------------- --------------- ---------------

                                               154,553          315,140          41,276          49,195
                                        --------------- ---------------- --------------- ---------------
Expenses:
Depreciation and amortization                   51,356           18,824          29,784          10,064
Professional fees                                9,512           14,337           4,477           2,124
Other                                            5,526           10,590             879           4,168
Interest                                        12,227            8,077           3,869           4,796
Taxes                                            3,326            4,920               -               -
Provision for losses                             1,546            3,288             413             491
                                        --------------- ---------------- --------------- ---------------
                                                83,493           60,036          39,422          21,643
                                        --------------- ---------------- --------------- ---------------
Net income                                     $71,060         $255,104          $1,854         $27,552
                                        =============== ================ =============== ===============
Net income:
     General Partners                             $711           $2,551             $19            $276
     Limited Partners                           70,349          252,553           1,835          27,276
                                        --------------- ---------------- --------------- ---------------
                                               $71,060         $255,104          $1,854         $27,552
                                        =============== ================ =============== ===============
Net income per Limited Partnership unit          $3.52           $12.65           $0.09           $1.37
                                        =============== ================ =============== ===============
Weighted average number of units
   outstanding                                  19,962           19,962          19,962          19,962
                                        =============== ================ =============== ===============

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                  Limited Partners              General
                                                Units           Amount          Partners         Total
                                                -----           ------          --------         -----
Balance December 31, 1995                       19,962         $413,271         $19,914        $433,185
Net income                                                       70,349             711          71,060
Distributions                                                  (179,971)                       (179,971)
                                        --------------- ---------------- --------------- ---------------

Balance September 30, 1996                      19,962         $303,649         $20,625        $324,274
                                        =============== ================ =============== ===============

                             See accompanying notes.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                  Nine Months Ended               Three Months Ended
                                                    September 30,                    September 30,
                                                1996             1995            1996            1995
                                                ----             ----            ----            ----
Revenues:
Operating activities:
Net income                                     $71,060         $255,104          $1,854         $27,552
   Adjustments to reconcile net income
      to net cash provided by operations:
      Depreciation and amortization
         expense                                51,356           18,824          29,784          10,064
      Gain on sales of assets                  (12,719)         (11,731)         (7,523)         (1,894)
      Gain on sale of marketable
         securities                                  -          (68,158)              -               -
      Provision for losses                       1,546            3,288             413             491
Changes in operating assets and liabilities:
   Accounts receivable                           3,786            2,927           1,098           3,618
   Accounts payable and accruals                 1,749          (35,359)          1,744          (3,096)
   Accrued interest                               (205)           1,534             (70)          1,534
   Unearned operating lease income                (915)            (988)         (1,254)           (125)
                                        --------------- ---------------- --------------- ---------------
Net cash provided by operations                115,658          165,441          26,046          38,144
                                        --------------- ---------------- --------------- ---------------

Investing activities:
Investment in operating lease assets                 -         (208,787)              -               -
Proceeds from sale of marketable
   securities                                        -           68,158               -               -
Proceeds from sales of equipment                33,365           33,901          19,365           3,901
Reductions in net investment in direct
   financing leases                             67,755           58,085          20,643          20,433
                                        --------------- ---------------- --------------- ---------------
Net cash provided by (used in)
   investing activities                        101,120          (48,643)         40,008          24,334
                                        --------------- ---------------- --------------- ---------------

Financing activities:
Proceeds of non-recourse debt                        -          205,517               -               -
Repayments of non-recourse debt                (26,528)          (6,444)         (9,047)         (6,444)
Distributions to Limited Partners             (179,971)        (430,696)        (55,892)       (135,760)
                                        --------------- ---------------- --------------- ---------------
Net cash used in financing activities         (206,499)        (231,623)        (64,939)       (142,204)
                                        --------------- ---------------- --------------- ---------------

Net increase (decrease) in cash and
   cash equivalents                             10,279         (114,825)          1,115         (79,726)
Cash and cash equivalents at beginning
   of period                                    91,084          203,776         100,248         168,677
                                        --------------- ---------------- --------------- ---------------

Cash and cash equivalents at end of
   period                                     $101,363         $143,441        $101,363        $143,441
                                        =============== ================ =============== ===============

Supplemental disclosure of cash flow information:

Cash paid for interest                         $12,227           $8,077          $3,869          $4,796
                                        =============== ================ =============== ===============

                             See accompanying notes.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                               Depreciation
                                                                                Expense or        Reclass-
                                             December 31,                      Amortization     ifications &   September 30,
                                                 1995           Additions        of Leases      Dispositions        1996
                                                 ----           ---------        ---------      ------------        ----
Net investment in operating leases                $301,079                         ($50,676)       ($20,647)       $229,756
Net investment in direct
   financing leases                                252,989                          (67,755)       (133,002)         52,232
Assets held for sale or lease                            -                                -         133,003         133,003
Initial direct costs                                 2,344                             (681)              -           1,663
Reserve for losses                                  (4,362)        ($1,546)               -               -          (5,908)
                                        ------------------- --------------- ---------------- --------------- ---------------

                                                  $552,050         ($1,546)       ($119,112)       ($20,646)       $410,746
                                        =================== =============== ================ =============== ===============

Operating leases:

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1995, acquisitions and dispositions during the quarters ended March 31, June 30 and September 30, 1996 and as of September 30, 1996.


                                           December 31,                ----- Dispositions -----              September 30,
                                               1995           1st Quarter     2nd Quarter     3rd Quarter         1996
                                               ----           -----------     -----------     -----------         ----
Materials handling                                $271,352        ($25,755)                        ($12,127)       $233,470
Food processing                                    208,787               -                                -         208,787
Manufacturing equipment                            120,663         (16,052)                               -         104,611
Motor vehicles                                      35,653               -                          (30,764)          4,889
                                        ------------------- --------------- ---------------- --------------- ---------------
                                                   636,455         (41,807)                         (42,891)        551,757
Less accumulated depreciation                     (335,376)         22,221         ($10,336)          1,490        (322,001)
                                        ------------------- --------------- ---------------- --------------- ---------------

                                                  $301,079        ($19,586)        ($10,336)       ($41,401)       $229,756
                                        =================== =============== ================ =============== ===============

Equipment on operating leases was acquired in 1987, 1988, 1989, 1990, 1992, 1993 and 1995.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

                                   (Unaudited)


2. Investment in leases: (continued)

At September 30, 1996, the aggregate amounts of future minimum lease payments from direct financing leases and operating leases are as follows:

                                             Direct
                                           Financing        Operating         Total
                                           ---------        ---------         -----
  Three months ending December 31, 1996        $16,531          $16,572         $33,103
          Year ending December 31, 1997         66,125           52,837         118,962
                                   1998              -           51,948          51,948
                                   1999              -           51,948          51,948
                                   2000              -           25,974          25,974
                                        --------------- ---------------- ---------------
                                               $82,656         $199,279        $281,935
                                        =============== ================ ===============


3. Non-recourse debt:

Note payable to financial institution is due in monthly installments of principal and interest. The note is secured by an assignment of lease payments and a pledge of the assets which were purchased with the proceeds of the note. Interest on the note is at an annual rate of 9.25%. The balance remaining at September 30, 1996 is due in monthly payments through 2000.

Future minimum principal and interest payments of debt as of September 30, 1996 are as follows:

                                             Principal        Interest          Total
                                             ---------        --------          -----
  Three months ending December 31, 1996         $9,259           $3,728         $12,987
          Year ending December 31, 1997         39,248           12,700          51,948
                                   1998         43,042            8,906          51,948
                                   1999         47,204            4,745          51,949
                                   2000         25,286              688          25,974
                                        --------------- ---------------- ---------------

                                              $164,039          $30,767        $194,806
                                        =============== ================ ===============

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

The Limited Partnership Agreement allows for the reimbursement of costs incurred by ATEL in providing administrative services to the Partnership. Administrative services provided include partnership accounting, investor relations, legal counsel and lease and equipment documentation. ATEL is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by ATEL are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies. Effective May 1, 1994, the General Partners have elected to waive all reimbursements of administrative costs. In 1996, $39,919 was waived. In 1995, $39,824 was waived.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

At September 30, 1996, the Partnership had cash balances of $101,363.

During  the  nine  months  and  the  quarter  ended   September  30,  1996,  the
Partnership's primary sources of liquidity were cash flows from leasing operations. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases.

The Partnership currently has available adequate reserves to meet contingencies.

As of September 30, 1996, the Partnership had borrowed approximately $2,817,500 with a remaining unpaid balance of approximately $164,000. There were no borrowings between December 31, 1995 and September 30, 1996. The borrowings are non-recourse to the Partnership, that is the only recourse of the lender for a lessee default is to the equipment or corresponding lease acquired with the loan proceeds. The Partnership Agreement limits such borrowings to 80% of the total cost of equipment, in aggregate.

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

The General Partners have in certain cases determined that waiver of fees or reimbursement of expenses to which they were entitled under the terms of the Agreement of Limited Partnership would be in the best interest of the Partnership and appropriate given the circumstances under which the Partnership was operating. Although the General Partners may be entitled to certain payments, they are fiduciaries and must analyze each payment authorized by the Partnership under all of the facts and circumstances prevailing. Any fees or reimbursements disclosed as waived will not be deferred or recovered in the future. However, unless a fee or reimbursement right is altered by an amendment to the Agreement of Limited Partnership, it is not permanently waived for any future period or transaction.

The Partnership made distributions of cash from operations and sales proceeds to the Limited Partners in April, July and October 1996. The amount of the distribution was $2.50 per Unit. The distribution represents an annualized distribution rate of 2.00%.

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

Cash flows 1996 vs. 1995

Nine months:

Cash flows from operations decreased for the nine month period compared to the same period in 1995. In 1996, cash flows from operating and direct financing leases were the primary sources of operating cash flows. Other income decreased by $77,160 compared to 1995. In 1995, the other income represented the Partnership's sharing in certain cash flows generated by the successor company to a former lessee. The rights to participate in these cash flows were a part of the bankruptcy settlement regarding that lessee, Financial News Network (FNN). These amounts were received in June 1995. In 1996 $25,938 was received compared to $103,286 in 1995. No such amounts are expected to be received in the future.

Sources of cash from investing activities consisted of rents received on direct financing leases and the proceeds from sales of lease assets. The amounts of proceeds from the sales of assets are expected to vary considerably from one period to another but are expected to generally decline over the long-term as the Partnership's underlying portfolio of assets diminishes.

There were no financing sources of cash in 1996. In 1995, the only financing source of cash was the $205,517 of non-recourse debt proceeds. The debt proceeds were used to finance the acquisition of lease assets in the second quarter.

Three months:

In both 1996 and 1995, lease rents were the primary source of operating cash flows. Lease rents decreased to about $33,300 in 1996 from about $47,000 in 1995.

In both years, the most significant investing source of cash was rents from direct financing leases.

There were no financing sources of cash in either year. The primary financing use of cash continues to be distributions to the Limited Partners for both the three and nine month periods.


Results of Operations

As of December 29, 1986, the Partnership commenced operations in its primary business (leasing activities). Operations in the first nine months of 1996 resulted in net income of $71,060 compared to $255,104 in the previous year.

1996 vs. 1995:

Nine months:

Lease revenues were almost unchanged from the prior year. Other income in 1996 consisted of the $25,938 received in the second quarter as a part of the FNN bankruptcy settlement. In the second quarter of 1995, $103,286 was received from the same source. No further amounts are expected.

In 1995, the Partnership sold certain securities at a gain of $68,158. The stock had been received as a part of the settlement of the bankruptcy of FNN. The stock was sold in the first quarter of 1995. In the second quarter, the Partnership received a cash payment from the successor to FNN. This was a sharing of certain cash flows generated by that successor and which the Partnership had received a right to participate in as a result of that bankruptcy settlement.

The Partnership owns no more stock and there will not be any further cash flows received from the successor company.

Depreciation expense and interest expense have increased as a result of the second quarter 1995 asset acquisitions.

Three months:

Lease revenues have declined from 1995 to 1996 as a result of asset sales over the last year. Depreciation has increased for the three month period for the same reasons as noted above for the nine month period. Interest expense increased for the three month period due to the amounts borrowed at the end of the second quarter of 1995.

The results of operations in future periods may vary significantly from those of the first nine months of 1996 as the Partnership's lease portfolio of capital equipment matures. Revenues from leases are expected to decline as leased assets come off lease and are sold or re-leased at lower lease rates. The effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets or from re-leases to either the same or new lessees once the initial lease terms expire.

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

                            Inapplicable.

Item 5.                    OTHER INFORMATION.

                            Inapplicable.

Item 6.                    EXHIBITS AND REPORTS ON FORM 8-K.

                       (a)  Documents filed as a part of this report
                         1  Financial Statements.
                            Included in Part I of this report:

                            Balance sheets, September 30, 1996 and December 31, 1995 Statements of operations for the nine and three month periods ended
                               September 30, 1996 and 1995
                            Statement of changes in partners' capital for the
                               nine months ended  September 30, 1996
                            Statements  of cash  flows  for the nine  and  three
                               month periods ended September 30, 1996 and 1995
                            Notes to the financial statements

                         2  Financial Statement Schedules.

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


          Date:
    November 11, 1996


                          ATEL Cash Distribution Fund,
                        a California Limited Partnership
                                  (Registrant)




                       By:   /s/ A.  J.  BATT
                            -------------------------------------------------
                            A. J. Batt,
                            General Partner of registrant


                       By:    /s/ DEAN L. CASH
                            -------------------------------------------------
                            Dean Cash,
                            General Partner of registrant



                       By:    /s/ F. RANDALL BIGONY
                            -------------------------------------------------
                            F. RANDALL BIGONY
                            Principal financial officer
                            of registrant



                       By:    /s/ DONALD E.  CARPENTER
                            -------------------------------------------------
                            Donald E.  Carpenter,
                            Principal accounting
                            officer of registrant