Form 10-K
period 1996-12-31
ATEL CASH DISTRIBUTION FUND
filed 1997-03-28
CIK 785857

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

                          For the year ended December 31, 1996

                                       OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                                     PART I


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

At December 31, 1996, the Partnership's cash balances ($205,418) consisted of amounts held for distribution to the Limited Partners in January 1997 ($55,900) and working capital reserves.


Narrative Description of Business

The Partnership has acquired various types of equipment and leased such equipment pursuant to "Operating" leases and "Full Payout" leases, where
"Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "Full Payout" leases recover such cost.

The Partnership would only enter into leases with (i) companies that have credit ratings of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit ratings as determined by other nationally recognized credit rating services (which represent approximately 26% of the purchase price of the portfolio as of December 31, 1996), (ii) companies which, although not rated by nationally recognized credit rating services, are believed by the General Partners to have comparable creditworthiness (33% at December 31, 1996), or
(iii) under circumstances where, as a result of collateral given, deposits made or other security provided, the credit risk to the Partnership is deemed by the General Partners to be equivalent to at least a Baa rating (40% at December 31, 1996).

One  lessee  in  the  food  processing   industry   accounted  for  50%  of  the
Partnership's lease revenues during 1996. As of December 31, 1996, the Partnership had acquired equipment manufactured by Caterpillar with a total acquisition cost of $2,328,249, representing 20.9% of the total acquisitions. There is a ready market for the equipment and there are numerous companies which service these types of equipment. No adverse consequences are anticipated because of this concentration in equipment manufactured by one company. As of December 31, 1996, food processing equipment on lease to WSMP, Inc. represents 67% of the Partnership's total net lease assets. WSMP, Inc. is not affiliated with the Partnership or its General Partners. Due to the collateral given, the General Partners do not consider that a default under the lease would have a significant adverse effect on the Partnership.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms which vary widely depending on the lease term and type of equipment. The ability of the Partnership to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depend on various factors (many of which are not in the control of the General Partners or the Partnership), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

The business of the Partnership is not seasonal.

The Partnership has no full time employees.

Equipment Dispositions:

Through December 31, 1996, the Partnership has disposed of certain lease assets as set forth below:


                                                                       Excess of
                                       Acquisition       Sales        Rents Over
Asset Type                                 Cost          Price        Expenses *
----------                                 ----          -----        ----------
Material Handling                       $2,590,452      $671,322     $2,632,587
Transportation                           1,456,876       957,000      1,377,074
Other                                    1,579,698       990,617        922,018
Communications                             845,305        48,318        828,345
Medical                                    899,672        99,000        996,499
Data processing                            743,578        83,527        855,547
Motor Vehicles                             279,455        84,086        310,452
Furniture & fixtures                       247,000       147,148        167,876
Mining                                     194,887        70,000        257,059
                                    --------------- -------------  -------------
                                        $8,836,923    $3,151,018     $8,347,457
                                    =============== =============  =============

* Includes only those expenses directly related to the production of the related rents.

Equipment Leasing Activities:

The Partnership has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Partnership through December 31, 1996 and the industries to which the assets have been leased.

                      Purchase price excluding               Percentage of total
       Asset types        acquisition fees                         acquisitions
       -----------        ----------------                        ------------
Materials handling            $3,061,707                                 27.50%
Medical                        1,518,245                                 13.64%
Transportation                 1,200,000                                 10.78%
Manufacturing                  1,038,478                                  9.33%
Studio and broadcasting          909,735                                  8.17%
Communications                   835,563                                  7.50%
Printing                         721,266                                  6.48%
Motor vehicles                   545,148                                  4.90%
Data processing                  489,039                                  4.39%
Mining                           358,710                                  3.22%
Food processing                  208,787                                  1.88%
Furniture and fixtures           247,000                                  2.21%
                          ---------------                         -------------
                             $11,133,678                                100.00%
                          ===============                         =============

                         Purchase price excluding            Percentage of total
    Industry of lessee       acquisition fees                       acquisitions
    ------------------       ----------------                       ------------
Manufacturing, other             $3,427,773                              30.79%
Forest products                   1,653,596                              14.85%
Medical                           1,518,245                              13.64%
Manufacturing, chemicals          1,417,908                              12.74%
Communications                      909,735                               8.17%
Printing                            721,266                               6.48%
Manufacturing, automobiles          622,632                               5.59%
Food processing                     526,287                               4.73%
Retail food sales                   247,000                               2.22%
Insurance                            89,236                               0.79%
                             ---------------                      =============
                                $11,133,678                             100.00%
                             ===============                      =============

For further information regarding the Partnership's equipment lease portfolio as of December 31, 1996, see Note 3 to the financial statements, Investment in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.


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

Holders

As of December 31, 1996, a total of 1031 investors were record holders of Units in the Partnership.

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

The rates for distributions to Limited Partners in April, July and October 1996 and in January 1997 were $2.50, each, per Unit (a total of $10.00 per Unit). All distributions were made from cash flows from operations and sales proceeds in 1996.

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

The following table presents summarized information regarding distributions to Limited Partners:

                                                       1996           1995           1994           1993          1992
                                                       ----           ----           ----           ----          ----
Distributions of net income                                $5.04        $15.41         $14.11         $12.09          $7.15
Return of investment                                        6.78          8.97          47.48          59.26          79.67
                                                  --------------- -------------  -------------  ------------- --------------
Distributions per unit                                     11.82         24.38          61.59          71.35          86.82
Differences due to timing of distributions
   and due to distribution reinvestments                   (1.82)        (9.33)        (11.83)        (18.11)          2.30
                                                  --------------- -------------  -------------  ------------- --------------
Nominal distribution rates from above                     $10.00        $15.05         $49.76         $53.24         $89.12
                                                  =============== =============  =============  ============= ==============

In 1992, 1993 and 1994, cash flows and distributions to Limited Partners were not sufficient to allow the Partnership to reinvest in additional equipment. The reinvestment period ended December 31, 1994 in accordance with the terms of the Limited Partnership Agreement.

Effective April 1, 1993, the capital accumulation period was terminated by the General Partners.

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 1996, 1995, 1994, 1993 and 1992. This financial data should be read in conjunction with the financial statements and the related notes included under Item 8 of this report.

                                                       1996           1995           1994           1993          1992
                                                       ----           ----           ----           ----          ----
Gross Revenues                                          $208,860      $389,278       $484,383       $904,941     $1,426,305

Net Income                                              $101,543      $310,695       $284,567       $243,968       $144,226

Weighted average Limited Partnership Units
(Units) outstanding                                       19,962        19,962         19,964         19,971         19,971

Net income per Unit, based on weighted
average Units outstanding                                  $5.04        $15.41         $14.11         $12.09          $7.15

Distributions per Unit, based on weighted
average Units outstanding                                 $11.82        $24.38         $61.59         $71.35         $86.82

Total Assets                                            $466,002      $649,232       $692,353     $1,738,846     $3,019,088

Total Non-recourse Debt                                 $154,780      $190,568              -       $107,924       $345,057

Total Partners' Capital                                 $298,853      $433,185       $609,077     $1,556,020     $2,594,210


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

At December 31, 1996, the Partnership's cash balances ($205,418) consisted of amounts held for distribution to the Limited Partners in January 1997 ($55,900) and working capital reserves.

During 1996, the Partnership generated cash flows available for distribution (as defined in the Partnership Agreement) of $420,000.

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

Through December 31, 1996, the Partnership had borrowed approximately $2,818,000. The outstanding balance at December 31, 1996 was $154,780. There were no new borrowings between December 31, 1996 and February 28, 1997. The borrowings were non-recourse to the Partnership, that is, the only recourse of the lender is to the equipment or corresponding lease acquired with the loan proceeds. The Partnership Agreement limits such borrowings to 80% of the total cost of equipment, in aggregate.

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

The Partnership made distributions of cash from operations and sales proceeds to the Limited Partners in April, July and October 1996 and in January 1997. These distributions were based on the results of operations and asset sales in 1996.

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

                      1996 vs. 1995.

Cash flows from operations decreased by $106,560 compared to 1995. In 1995, the Partnership had received $103,286 from the Financial News Network (FNN) bankruptcy settlement. The Partnership had also received marketable securities in a prior year as part of that bankruptcy settlement and in 1995, received $68,158 from the sale of that stock. There were no such receipts or stock sales in 1996. None were expected in 1996 nor are any expected in any future period.

Sources of cash from investing activities increased from $191,880 in 1995 to $292,322 in 1996. The increase was the result of an increased amount of asset sales in 1996 compared to 1995. The assets sales occurred at scheduled lease terminations and in one case, an early termination ($147,148).

There were no sources of cash from financing activities in 1996.

                      1995 vs. 1994.

Cash flows from operations increased by $5,111. Although the net change is not large, it is the result of two significant (and offsetting) factors. Lease revenues declined by $70,114 as a result of continued lease maturities, terminations and asset sales. This was offset by the receipt of $103,286 as a part of the 1992 settlement of the FNN bankruptcy.

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

Results of Operations

                      1996 vs. 1995

Lease revenues decreased from about $175,000 in 1995 to about $142,000 in 1996. This decrease was primarily due to scheduled lease terminations and subsequent asset sales. Depreciation expense increased from $29,324 in 1995 to $62,028 in 1996. The increase resulted primarily from depreciation taken on assets acquired in 1995. A full year's depreciation was taken on these assets for the first time in 1996. There were no sales of marketable securities in 1996 nor were any settlement proceeds received from the FNN bankruptcy. The Partnership no longer owns any marketable securities.

Other revenues and expenses have not changed significantly compared to 1995.


                      1995 vs. 1994

Lease revenues decreased from $245,000 in 1994 to $175,000 in 1995. This decrease is primarily the result of scheduled lease terminations. All of the assets coming off lease in 1995 were sold. Depreciation expense decreased from $98,835 in 1994 to $29,324 in 1995. This decrease is also the result of asset sales in 1994 and 1995. Gains on the sales of marketable securities decreased from $171,797 in 1994 to $68,158 in 1995 as the remainder of the common stock received in the FNN bankruptcy settlement was sold in the first quarter of 1995. In 1995, the Partnership also received a one time distribution from that settlement in the amount of $103,286. There will not be any similar amounts in future periods.

The decrease in the management fees and administrative cost reimbursements resulted from the General Partners' decision in 1994 to waive such fees and reimbursements. Interest expense increased as a direct result of the 1995 non-recourse borrowings ($205,517).



Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements attached hereto at pages 10 through 21.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund

We have audited the accompanying balance sheets of ATEL Cash Distribution Fund (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Cash Distribution Fund (a California limited partnership) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                              ERNST & YOUNG LLP
San Francisco, California
January 27, 1997

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 and 1995


                                     ASSETS
                                                         1996          1995
                                                         ----          ----

Cash and cash equivalents                              $205,418        $91,084

Accounts receivable, net of allowance for
   doubtful accounts of $22,097 in 1996 and
   in 1995                                               25,877          6,098

Investment in equipment and leases                      234,707        552,050
                                                   ------------- --------------
Total assets                                           $466,002       $649,232
                                                   ============= ==============



                        LIABILITIES AND PARTNERS' CAPITAL

Non-recourse debt                                      $154,780       $190,568

Accounts payable                                         11,174         10,179
Deposits due to lessees                                       -         12,914
Accrued interest                                          1,195          1,471
Unearned lease income                                         -            915
                                                   ------------- --------------
Total liabilities                                       167,149        216,047

Partners' capital:
     General Partners                                    20,929         19,914
     Limited Partners                                   277,924        413,271
                                                   ------------- --------------
Total partners' capital                                 298,853        433,185
                                                   ------------- --------------
Total liabilities and partners' capital                $466,002       $649,232
                                                   ============= ==============


                             See accompanying notes.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                                                     1996           1995          1994
                                                                                     ----           ----          ----
Revenues:
Leasing activities:
     Operating                                                                       $104,371       $111,448       $172,471
     Direct financing                                                                  38,261         63,914         68,562
     Leveraged                                                                              -              -          4,443
     Gain on sale                                                                      39,095         15,106         48,469
Interest income                                                                         1,093          1,073          9,649
Gain on sale of marketable securities                                                       -         68,158        171,797
Proceeds from bankruptcy settlement                                                         -        103,286              -
Other                                                                                  26,040         26,293          8,992
                                                                                 -------------  ------------- --------------
                                                                                      208,860        389,278        484,383
                                                                                 -------------  ------------- --------------

Expenses:
Depreciation and amortization                                                          62,028         29,324         98,835
Interest                                                                               15,883         12,496          5,154
Professional fees                                                                      10,606         15,443         20,391
Provision for losses                                                                    2,088          3,768            594
Other                                                                                  16,712         17,552         20,103
Administrative cost reimbursements to General Partner                                       -              -         34,380
Equipment and partnership management fees to General Partner                                -              -         20,359
                                                                                 -------------  ------------- --------------
                                                                                      107,317         78,583        199,816
                                                                                 -------------  ------------- --------------
Net income                                                                           $101,543       $310,695       $284,567
                                                                                 =============  ============= ==============

Net income:
     General Partners                                                                  $1,015         $3,107         $2,846
     Limited Partners                                                                 100,528        307,588        281,721
                                                                                 -------------  ------------- --------------
                                                                                     $101,543       $310,695       $284,567
                                                                                 =============  ============= ==============

Net income per Limited Partnership Unit                                                 $5.04         $15.41         $14.11

Weighted average number of Units outstanding                                           19,962         19,962         19,964


                             See accompanying notes.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                               Limited Partners   General
                                                                     Units          Amount        Partners        Total

Balance, December 31, 1993                                              19,971     $1,542,059        $13,961     $1,556,020

Distributions ($61.59 per Unit)                                                    (1,229,616)             -     (1,229,616)
Repurchase of units                                                         (9)        (1,894)             -         (1,894)
Net income                                                                            281,721          2,846        284,567
                                                                  -------------  -------------  ------------- --------------
Balance, December 31, 1994                                              19,962        592,270         16,807        609,077

Distributions ($24.38 per Unit)                                                      (486,587)             -       (486,587)
Net income                                                                            307,588          3,107        310,695
                                                                  -------------  -------------  ------------- --------------
Balance, December 31, 1995                                              19,962        413,271         19,914        433,185

Distributions ($11.82 per Unit)                                                      (235,875)             -       (235,875)
Net income                                                                            100,528          1,015        101,543
                                                                  -------------  -------------  ------------- --------------
Balance, December 31, 1996                                              19,962       $277,924        $20,929       $298,853
                                                                  =============  =============  ============= ==============





                             See accompanying notes.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                                     1996           1995          1994
                                                                                     ----           ----          ----
Operating activities:
Net income                                                                           $101,543       $310,695       $284,567
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
      Depreciation and amortization expense                                            62,028         29,324         98,835
      Gain on sale of equipment                                                       (39,095)       (15,106)       (48,469)
      Gain on sale of marketable securities                                                 -        (68,158)      (171,797)
      Provision for losses                                                              2,088          3,768            594
      Changes in operating assets and liabilities:
          Receivables                                                                 (19,779)        (2,492)        23,019
          Accounts payable to General Partners                                              -              -        (65,389)
          Other accounts payable                                                          995        (58,280)        58,946
          Deposits due to lessees                                                     (12,914)             -         12,914
          Accrued interest                                                               (276)         1,471              -
          Unearned operating lease income                                                (915)          (988)         1,903
                                                                                 -------------  ------------- --------------
Net cash provided by operating activities                                              93,675        200,234        195,123
                                                                                 -------------  ------------- --------------

Investing activities:
Proceeds from sale of assets on direct financing leases                               133,002              -        131,000
Reductions of net investment in direct financing leases                                79,520         79,692        119,745
Proceeds from sale of assets on operating leases                                       79,800         44,030        319,553
Purchases of equipment on operating leases                                                  -       (208,787)             -
Proceeds from sale of marketable securities                                                 -         68,158        171,797
Purchases of equipment on direct financing leases                                           -              -       (377,849)
Payment of initial direct costs                                                             -              -         (3,705)
                                                                                 -------------  ------------- --------------
Net cash provided by (used in) investing activities                                   292,322        (16,907)       360,541
                                                                                 -------------  ------------- --------------

Financing activities:
Distributions to limited partners, net of reinvestments                              (235,875)      (486,587)    (1,229,616)
Repayments of non-recourse debt                                                       (35,788)       (14,949)      (107,924)
Proceeds of non-recourse debt                                                               -        205,517              -
Repurchase of units                                                                         -              -         (1,894)
                                                                                 -------------  ------------- --------------
Net cash used in financing activities                                                (271,663)      (296,019)    (1,339,434)
                                                                                 -------------  ------------- --------------

Net increase (decrease) in cash and cash equivalents                                  114,334       (112,692)      (783,770)
Cash and cash equivalents at beginning of year                                         91,084        203,776        987,546
                                                                                 -------------  ------------- --------------

Cash and cash equivalents at end of year                                             $205,418        $91,084       $203,776
                                                                                 =============  ============= ==============

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                                     1996           1995          1994
                                                                                     ----           ----          ----
Supplemental disclosures of cash flow information:

Cash paid during the year for interest                                                $16,159        $11,025         $5,154
                                                                                 =============  ============= ==============

Supplemental schedule of non-cash transactions:

Direct financing lease assets reclassified to operating lease assets                                                $13,421
                                                                                                              ==============





                             See accompanying notes.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


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

The Partnership's business consists of leasing various types of equipment. As of December 31, 1996, the original terms of the leases ranged from three to seven years.

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

                                DECEMBER 31, 1996


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

Statements of cash flows:

For purposes of the Statements of Cash Flows, cash and cash equivalents includes cash in banks and cash equivalent investments with original maturities of ninety days or less.

Income taxes:

The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements.
                                                        1996           1995
                                                        ----           ----
Financial statement basis of net assets
   and liabilities                                     $298,853       $433,185
Tax basis of net assets and liabilities               2,045,416      2,087,467
                                                   -------------  -------------
Difference                                           $1,746,563     $1,654,282
                                                   =============  =============

The following reconciles the net loss reported in these financial statements to the loss reported on the Partnership's federal tax return (unaudited):
                                                         1996           1995
                                                         ----           ----
Net income per financial statements                    $101,543       $310,695
Adjustment to depreciation expense                       10,896        (31,898)
Adjustments to revenues                                  81,640         56,712
Provision for losses and impairments                      2,088          3,768
Adjustments to other expenses                            (2,345)            (2)
                                                   -------------  -------------
Net income per federal tax return                      $193,822       $339,275
                                                   =============  =============

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


3.  Investment in equipment and leases:

The Partnership's investment in equipment and leases consists of the following:

                                                                                 Depreciation
                                                                                  Expense or
                                                                                  Amortization
                                                       1995        Additions      of Leases     Dispositions      1996
                                                       ----        ---------      ---------     ------------      ----
Net investment in operating leases                      $301,079                     ($59,684)      ($40,705)      $200,690
Net investment in direct financing leases                252,989                      (79,520)      (133,002)        40,467
Initial direct costs                                       2,344                       (2,344)             -              -
Reserve for losses                                        (4,362)      ($2,088)             -              -         (6,450)
                                                  --------------- -------------  -------------  ------------- --------------
                                                        $552,050       ($2,088)     ($141,548)     ($173,707)       $234,707
                                                  =============== =============  =============  ============= ==============

Operating leases:

Property on operating lease consists of the following as of December 31, 1995, additions and dispositions during 1996 and as of December 31, 1996:

                                                   December 31,                                 December 31,
                                                       1995        Additions     Dispositions       1996
                                                       ----        ---------     ------------       ----
Materials handling                                      $271,352                     ($50,565)      $220,787
Food processing                                          208,787                            -        208,787
Motor vehicles                                           120,663                      (90,400)        30,263
Manufacturing equipment                                   35,653                            -         35,653
                                                  --------------- -------------  -------------  -------------
                                                         636,455                     (140,965)       495,490
Less accumulated depreciation                           (335,376)     ($59,684)       100,260       (294,800)
                                                  --------------- -------------  -------------  -------------
                                                        $301,079      ($59,684)      ($40,705)      $200,690
                                                  =============== =============  =============  =============

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


3.  Investment in equipment and leases (continued):

Direct financing leases:

Equipment under direct financing leases consists of an industrial heater. The following lists the components of the Partnership's investment in direct financing leases as of December 31, 1996 and 1995:

                                                        1996           1995
                                                        ----           ----
Total minimum lease payments receivable                 $66,125       $338,303
Estimated residual values of leased equipment
   (unguaranteed)                                             1              1
                                                   -------------  -------------
Investment in direct financing leases                    66,126        338,304
Less unearned income                                    (25,659)       (85,315)
                                                   -------------  -------------

Net investment in direct financing leases               $40,467       $252,989
                                                   =============  =============

At December 31, 1996, the aggregate amounts of future minimum lease payments from direct financing leases and operating leases are as follows:

                        Year ending    Direct
                       December 31,   Financing      Operating        Total
                       ------------   ---------      ---------        -----
                              1997       $66,125         $57,219      $123,344
                              1998             -          51,948        51,948
                              1999             -          51,948        51,948
                              2000             -          25,974        25,974
                                    ------------- --------------- -------------
                                         $66,125        $187,089      $253,214
                                    ============= =============== =============


4.  Non-recourse debt:

At December 31, 1996, non-recourse debt consisted of a note payable to a financial institution of $154,780. The note is due in monthly payments of $4,329. Interest on the note is at the rate of 9.264%. The note is secured by an assignment of lease payments and a pledge of assets. At December 31, 1996, the carrying value of the pledged assets is approximately $156,591.

Future minimum payments of non-recourse debt are as follows:

                         Year ending
                         December 31,   Principal       Interest        Total
                         ------------   ---------       --------        -----
                             1997         $39,248       $12,700        $51,948
                             1998          43,042         8,906         51,948
                             1999          47,204         4,744         51,948
                             2000          25,286           688         25,974
                                   --------------- -------------  -------------
                                         $154,780       $27,038       $181,818
                                   =============== =============  =============

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


5.  Related party transactions:

The terms of the Limited Partnership Agreement provide that the General Partners and/or their Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Partnership.

The General Partners earned partnership management fees equal to 5% of cash distributed from operations and equipment management fees equal to 2% of full payout lease rentals and 5% of operating lease rentals pursuant to the Limited Partnership Agreement. Effective April 1, 1994, the General Partners elected to waive all management fees. The amounts of management fees earned in 1994 were $20,359.

The Limited Partnership Agreement allows for the reimbursement of costs incurred by ATEL in providing administrative services to the Partnership. Administrative services provided include partnership accounting, investor relations, legal counsel and lease and equipment documentation. ATEL is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by ATEL are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies. Effective May 1, 1994, the General Partners have elected to waive all reimbursements of administrative costs. In 1996, 1995 and 1994, $50,914, $58,200 and $52,800 were waived, respectively.
Costs charged and reimbursed in 1994 totaled $34,380.


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

                                DECEMBER 31, 1996


7.  Concentration of credit risk and major customers:

The Partnership leases equipment to lessees in diversified industries. As of December 31, 1996, 74% and 26% of total equipment cost was leased to lessees in the manufacturing industries and transportation industry, respectively. Leases are subject to the General Partners' investment committee review. The leases provide for the return of the equipment upon default.

During 1996, lease rentals from one customer represented 50% of total gross lease payments. During 1995, lease rentals from the same customer represented 30% of total gross lease payments. During 1994, lease rentals from another customer represented 18% of total gross lease payments.


8.  Fair value of financial instruments:

The Partnership has adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of the fair value of financial instruments for which it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Accounts payable, accrued interest and customer deposits:

The carrying amount of accounts payable, accrued interest and customer deposits approximates fair value because of the short maturity of these instruments.

Non-recourse debt:

The fair value of the Partnership's non-recourse debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Partnership's non-recourse debt at December 31, 1996 is $151,326.

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

The officers and directors of ATEL Capital Group, ATEL Financial Corporation and their affiliates are as follows:

A. J. Batt . . . . . . . . Chairman of the Board of Directors of ACG, AFC, ALC,
                           AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFC and AEC

Dean L. Cash . . . . . . . Director, Executive Vice President and Chief
                           Operating Officer of ACG, AFC, and AEC; Director, President and Chief Executive Officer of ALC, AIS and ASC

F. Randall Bigony . . . .  Senior Vice President and Chief Financial Officer of
                           ACG, AFC, ALC, AIS and AEC

Donald E. Carpenter . . .  Vice President and Controller of ACG, AFC, ALC, AEC
                           and AIS; Chief Financial Officer of ASC

Vasco H. Morais . . . . .  General Counsel for ACG, AFC, ALC, AIS and AEC

William J. Bullock . . . . Director of Asset Management of AEC

Jeffrey A. Schwager . . .  Vice President - Syndication of ALC

Russell H. Wilder . . . .  Vice President - Credit of AEC

John P. Scarcella . . . .  Vice President of ASC

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

F. Randall Bigony, age 39, joined ATEL in 1992 to review administrative operations within ATEL Financial Corporation and to develop and implement functional plans to support company growth. He currently oversees ATEL's accounting, MIS and treasury functions. From 1987 until joining ATEL, Mr. Bigony was president of F. Randall Bigony & Co., a consulting firm that provided financial and strategic planning services to emerging growth companies. From 1983 to 1987, he was a manager with the accounting firm of Ernst & Whinney, serving clients in its management consulting practice. Mr. Bigony received a B.A. degree in business from the University of Massachusetts and an M.B.A. degree in finance from the University of California, Berkeley. He is a founding board member and acting treasurer of the I Have a Dream Foundation - Bay Area Chapter.

Donald E. Carpenter, age 48, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 38, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley and a J.D. degree in 1986 from Golden Gate University Law School. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 33, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

Jeffrey A. Schwager, age 36, joined ATEL in 1991 as vice president - syndication and is responsible for acquiring transactions from intermediaries as well as debt and equity placement. Prior to joining ATEL, Mr. Schwager was a member of General Electric Capital Corporation's Institutional Financing Group. There, he was responsible for originating equipment lease and corporate finance opportunities, as well as soliciting equipment portfolios in conjunction with marketing a proprietary capital enhancement product. From 1985 through 1990, Mr. Schwager held several positions with Bank Ireland/First Financial, most recently Vice President Marketing, where he was responsible for originating and negotiating tax-oriented leveraged lease financings for Fortune 500 companies. From 1983 to 1985 Mr. Schwager was an Associate Consultant with The Bigelow Company, a middle market investment banking and management consulting firm, developing and implementing strategic plans for a number of clients. Prior to The Bigelow Company, he worked for Petro-Lewis Corporation as a joint-interest accountant. Mr. Schwager received his B.S. in Business Administration from Babson College in 1982, majoring in Finance and Entrepreneurial Studies.

Russell H. Wilder, age 43, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 35, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.

Item 11. EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partners and their Affiliates. The amount of such remuneration paid to the General Partners and their Affiliates during the years ended December 31, 1994, 1995 and 1996 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 5 thereof which information is hereby incorporated herein by reference.

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

Partnership Management Fees

As compensation for its services rendered in connection with the management of the Partnership, including but not limited to employment and supervision of supervisory managing agents, insurance brokers, equipment lease brokers, accountants and other professional advisors, and for supervising the preparation of reports and maintenance of financial and operating data of the Partnership, Securities and Exchange Commission and Internal Revenue Service filings, returns and reports, the General Partners shall be entitled to receive a Partnership management fee which shall be payable for each fiscal quarter and shall be an amount equal to 5% of distributions of cash from operations. See Note 5 to the financial statements under Item 8 of this report for amounts paid in 1994. Effective April 1, 1994, the General Partners elected to waive Partnership Management fees due from the Partnership.

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

General Partners' Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the general partners. See the statements of income included in the financial statements at Item 8 of this report for the amounts of income allocated to the general and Limited Partners in 1994, 1995 and 1996.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1996 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

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
                                    Name and Address of           Amount and Nature of           Percent
            Title of Class          Beneficial Owner             Beneficial Ownership            of Class

Limited Partnership Units           A. J. Batt                   16.5 Units ($8,250)                0.08%
                                    235 Pine Street, 6th Floor   Individual Retirement
                                    San Francisco, CA 94104      Accounts

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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                       (a) Financial Statements and Schedules
                                 1. Financial Statements
                                    Included in Part II of this  report:  Report
                                    of  Independent  Auditors  Balance Sheets at
                                    December  31,  1996 and 1995  Statements  of
                                    Income  for the  years  ended  December  31,
                                    1996, 1995 and 1994 Statements of Changes in
                                    Partners'   Capital   for  the  years  ended
                                    December 31,
                                       1996, 1995 and 1994
                                    Statements of Cash Flows for the years ended
                                       December 31, 1996, 1995 and 1994
                                    Notes to Financial Statements

                                 2. Financial Statement Schedules
           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       (b) Reports on Form 8-K for the fourth quarter of 1996
                                    None

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


                     Date: 3/27/1997

                                                    ATEL CASH DISTRIBUTION FUND
                        a California Limited Partnership
                                  (Registrant)

                       By: ATEL Financial Corporation,
                           General Partner of Registrant



                               By:  /s/  A. J. Batt
                                    -------------------------------------------
                                    A. J. Batt,
                                    President and Chief Executive Officer



                       By: /s/  A. J. Batt
                           --------------------------------------
                           A. J. Batt,
                           General Partner of Registrant,
                           President and Chief Executive
                           Officer of ATEL Financial
                           Corporation (General Partner)




                       By:  /s/ Dean Cash
                           --------------------------------------
                           Dean Cash,
                           General Partner of Registrant,
                           Executive Vice President of ATEL
                           Financial Corporation (General
                           Partner)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


SIGNATURE                      CAPACITIES                           DATE



 /s/ A. J. Batt                President, chairman and              3/27/1997
---------------------          chief executive officer of
     A. J. Batt                ATEL Financial Corporation



 /s/ Dean Cash                 Executive vice president and         3/27/1997
---------------------          director of ATEL Financial
     Dean Cash                 Corporation



 /s/ F. Randall Bigony         Principal financial officer          3/27/1997
-----------------------        of registrant; principal
     F. Randall Bigony         financial officer of ATEL
                               Financial Corporation



 /s/ Donald E. Carpenter       Principal accounting officer         3/27/1997
------------------------       of registrant; principal
     Donald E. Carpenter       accounting officer of ATEL
                               Financial Corporation