Form 10QSB
period 1997-03-31
ATEL CASH DISTRIBUTION FUND
filed 1997-05-14
CIK 785857

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                        For the quarterly period ended March 31, 1997

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

                                  BALANCE SHEET

                                 MARCH 31, 1997
                                   (Unaudited)



                                     ASSETS



Cash and cash equivalents                                             $238,066

Investments in leases and equipment                                    212,238
                                                               ----------------
Total assets                                                          $450,304
                                                               ================


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                     $145,305

Accounts payable, trade and other                                       48,349

Accrued interest                                                         1,122
                                                               ----------------
Total liabilities                                                      194,776

Partners' capital:
     General partners                                                   21,055
     Limited partners                                                  234,473
                                                               ----------------
Total partners' equity                                                 255,528
                                                               ----------------
Total liabilities and partners' capital                               $450,304
                                                               ================

                             See accompanying notes.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)


                                                     1997            1996
                                                     ----            ----
Revenues:
Lease income:
     Operating                                        $24,174          $29,196
     Direct financing                                   3,572           13,028
Interest income                                           576              146
Other                                                     646                9
                                               --------------- ----------------
                                                       28,968           42,379
                                               --------------- ----------------
Expenses:
Depreciation and amortization                           9,509           11,010
Interest                                                3,439            4,280
Other                                                   2,184            1,602
Professional fees                                       1,269            1,238
                                               --------------- ----------------
                                                       16,401           18,130
                                               --------------- ----------------
Net income                                            $12,567          $24,249
                                               =============== ================

Net income:
     General Partners                                    $126             $242
     Limited Partners                                  12,441           24,007
                                               --------------- ----------------
                                                      $12,567          $24,249
                                               =============== ================

Net income per Limited Partnership unit                 $0.62            $1.20

Weighted average number of units outstanding           19,962           19,962


                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                        THREE MONTHS ENDED MARCH 31, 1997
                                   (Unaudited)

                                                                      Limited Partners   General
                                                          Units           Amount         Partners          Total
Balance December 31, 1996                                      19,962       $277,924         $20,929         $298,853
Net income                                                                    12,441             126           12,567
Distributions                                                                (55,892)                         (55,892)
                                                     ----------------- -------------- --------------- ----------------
Balance March 31, 1997                                         19,962       $234,473         $21,055         $255,528
                                                     ================= ============== =============== ================

                             See accompanying notes.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)


                                                                                           1997            1996
                                                                                           ----            ----
Operating activities:
Net income                                                                                   $12,567          $29,445
  Adjustments to reconcile net income income to net cash provided by operations:
   Depreciation and amortization expense                                                       9,509           11,010
   Gain on sale of assets                                                                          -           (5,196)
   Changes in operating assets and liabilities:
     Accounts receivable                                                                      25,877           (5,388)
     Accrued interest                                                                            (73)             (67)
     Unearned operating lease income                                                               -             (915)
     Accounts payable, other                                                                  37,175           (3,381)
                                                                                      --------------- ----------------
Net cash provided by operations                                                               85,055           25,508
                                                                                      --------------- ----------------

Investing activities:
Reductions in net investment in direct financing leases                                       12,960           22,875
Proceeds from sale of lease assets                                                                 -           13,999

                                                                                      --------------- ----------------
Net cash provided by investing activities                                                     12,960           36,874
                                                                                      --------------- ----------------

Financing activities:
Distributions to limited partners                                                            (55,892)         (68,188)
Repayments of non-recourse debt                                                               (9,475)          (8,639)
                                                                                      --------------- ----------------
Net cash used in financing activities                                                        (65,367)         (76,827)
                                                                                      --------------- ----------------

Net increase (decrease) in cash and cash equivalents                                          32,648          (14,445)
Cash and cash equivalents at beginning of period                                             205,418           91,084
                                                                                      --------------- ----------------
Cash and cash equivalents at end of period                                                  $238,066          $76,639
                                                                                      =============== ================

Supplemental disclosures of cash flow information:

Cash paid during the period for interest:                                                     $1,122           $4,347
                                                                                      =============== ================


                             See accompanying notes.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


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


2. Investment in leases and equipment:

The Partnership's investment in leases consists of the following:

                                                                                       Depreciation
                                                                                        Expense or
                                                                        December 31,   Amortization      March 31,
                                                                           1996         of Leases          1997
                                                                           ----         ---------          ----
Net investment in operating leases                                          $200,690         ($9,509)        $191,181
Net investment in direct financing leases                                     40,467         (12,960)          27,507
Reserve for losses                                                            (6,450)              -           (6,450)
                                                                       -------------- --------------- ----------------
                                                                            $234,707        ($22,469)        $212,238
                                                                       ============== =============== ================

Operating leases:

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1996, additions and dispositions during the quarter ended March 31, 1997 and as of March 31, 1997.

                                   December 31,   Depreciation      March 31,
                                      1996          Expense           1997
                                      ----          -------           ----
Materials handling                   $220,787                         $220,787
Food processing                      $208,787                          208,787
Motor vehicles                         30,263                           30,263
Manufacturing equipment                35,653                           35,653
                                -------------- --------------- ----------------
                                      495,490                          495,490
Less accumulated depreciation        (294,800)        ($9,509)        (304,309)
                                -------------- --------------- ----------------
                                     $200,690         ($9,509)        $191,181
                                ============== =============== ================


Equipment on operating leases was acquired in 1987, 1988, 1989, 1990, 1992, 1993 and 1995.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


2. Investment in leases and equipment: (continued)

At March 31, 1997, the aggregate amounts of future minimum lease payments from direct financing leases and operating leases are as follows:

                                       Direct
                                     Financing        Operating        Total
                                     ---------        ---------        -----
                       1997              $49,594        $43,931         $93,525
                       1998                    -         51,948          51,948
                       1999                    -         51,948          51,948
                       2000                    -         25,974          25,974
                                ----------------- -------------- ---------------
                                         $49,594       $173,801        $223,395
                                ================= ============== ===============


4. Non-recourse debt:

At March 31, 1997, non-recourse debt consisted of a note payable to a financial institution of $145,305. The notes is due in monthly payments of $4,329. Interest on the note is at the rate of 9.264%. The note is secured by an assignment of lease payments and a pledge of assets.

Future minimum principal payments of non-recourse debt are as follows:

                    Year ending
                     December 31,    Principal        Interest         Total

                          1997           $29,773        $29,773         $59,546
                          1998            43,042          8,906          51,948
                          1999            47,204          4,744          51,948
                          2000            25,286            688          25,974
                                ----------------- -------------- ---------------
                                        $145,305        $44,111        $189,416
                                ================= ============== ===============

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)


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

Item 2. Management's Discussion And Analysis Of Financial Condition And
             Results Of Operations

Capital Resources and Liquidity

At March 31, 1997, the Partnership had cash balances of $238,066. Of this amount, $182,174 was held for reserves. The balance was held for distribution to the Limited Partners in April 1997.

During the quarter, the Partnership's primary sources of liquidity were cash flows from operating leases. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from operations and proceeds from asset sales exceed expenses, and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Partnership currently has available adequate reserves to meet contingencies.

Since 1986, the Partnership had borrowed approximately $2,818,000. The outstanding balance at March 31, 1997 was $145,305. There were no new borrowings between December 31, 1996 and March 31, 1997. The borrowings were generally non-recourse to the Partnership, that is the only recourse of the lender upon default by the lessee on the underlying lease was to the equipment or corresponding lease acquired with the loan proceeds. The Partnership Agreement limits such borrowings to 80% of the total cost of equipment, in aggregate.

Cash flows from operations increased from $25,508 in 1996 to $85,055 in 1997. The increase resulted from collections of accounts receivable and from increases in payables and accrued liabilities. These were partially offset by decreases in lease revenues compared to 1996.

Cash provided by investing activities decreased compared to 1996. In 1997, there were no first quarter asset sales, compared to $13,999 in 1996. In addition, cash provided by direct financing leases decreased from $22,875 in 1996 to $12,960 in 1997. This decrease resulted from scheduled lease terminations and sales of the related asets over the last year. These cash flows are expected to decrease as the underlying leases reach their scheduled terminations.

Cash used in financing activities decreased from $76,827 in 1996 to $65,367 in 1997. Repayments of debt increased from $8,639 in 1996 to $9,425 in 1997 due to scheduled debt payments. Distributions decreased compared to 1996 and are expected to fluctuate in the future depending on the amounts of cash available for such distributions. There were no financing sources of cash in the first quarter of either 1997 or 1996.

The Partnership made a distribution of cash from operations to the Limited Partners in April 1997. This distribution was based on the results of operations and asset sales in the first quarter of 1997. The amount of the distribution was $2.50 per Unit (which is equal to an annualized rate of 2.0%).

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

Results of Operations

As of December 29, 1986, the Partnership commenced operations in its primary business (leasing activities). Operations in the first quarter of 1997 resulted in net income of $12,567 compared $29,445 in the previous year. The change from the prior year was due to several factors. The most significant cause of the decrease was the decline in direct financing lease revenues from $13,028 in 1996 to $3,572 in 1997. the decline was due to scheduled lease terminations and sales of most of the related assets. Operating lease revenues and depreciation expense are directly related to each other and the decline in each of them is due to the same cause as the decrease in direct financing lease revenues.

The results of operations in future periods are expected vary significantly from those of the first quarter of 1997 as the Partnership's lease portfolio of capital equipment matures. Revenues from leases are expected to decline as leased assets come off lease and are sold or re-leased at lower lease rates. The effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets or from re-leases to either the same or new lessees once the initial lease terms expire.

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

Item 5.  Other Information.

         Inapplicable.

Item 6.  Exhibits And Reports On Form 8-K.

     (a) Documents filed as a part of this report

           1. Financial Statements

              Included in Part I of this report:

              Balance Sheet, March 31, 1997.

              Statements of operations for the three month periods ended March 31, 1997 and 1996

              Statement of changes in partners' capital for the three months ended March 31, 1997.

              Statements of cash flows for the three month periods ended March 31, 1997 and 1996.

              Notes to the Financial Statements.

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


Date:
May 12, 1997


                          ATEL Cash Distribution Fund,
                        a California Limited Partnership
                                  (Registrant)







                                  By:   /s/ A. J. BATT
                                       -----------------------------------------
                                       A. J. Batt,
                                       General Partner of registrant



                                  By:   /s/ DEAN L. CASH
                                       -----------------------------------------
                                       Dean Cash,
                                       General Partner of registrant



                                  By:   /s/ F. RANDALL BIGONY
                                       -----------------------------------------
                                       F. Randall Bigony
                                       Principal financial officer
                                       of registrant



                                  By:   /s/ DONALD E. CARPENTER
                                       -----------------------------------------
                                       Donald E. Carpenter,
                                       Principal accounting
                                       officer of registrant