Form 10QSB
period 1997-06-30
ATEL CASH DISTRIBUTION FUND
filed 1997-08-14
CIK 785857

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                            For the quarterly period ended June 30, 1997

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

                                  BALANCE SHEET

                                  JUNE 30, 1997
                                   (Unaudited)

                                     ASSETS



Cash and cash equivalents                                             $214,343

Accounts receivable, net of allowance for
   doubtful accounts of $22,097                                         (3,147)

Investment in leases and equipment                                     157,785
                                                                ---------------
                                                                      $368,981
                                                                ===============


                        LIABILITIES AND PARTNERS' CAPITAL


Non-recourse debt                                                     $135,609

Accounts payable and accruals                                            6,662

Accrued interest                                                         1,047
                                                                ---------------
Total liabilities                                                      143,318

Partners' capital:
     General partners                                                   21,315
     Limited partners                                                  204,348
                                                                ---------------
Total partners' capital                                                225,663
                                                                ---------------
                                                                      $368,981
                                                                ===============






                        See notes to financial statements

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1997 and 1996
                                   (Unaudited)

                                                                 Six Months                     Three Months
                                                               Ended June 30,                  Ended June 30,
                                                            1997            1996            1997            1996
                                                            ----            ----            ----            ----
Revenues:
Lease income:
     Operating                                                $42,944         $57,074         $18,770         $27,878
     Direct financing                                           5,826          24,691           2,254          11,663
     Gain on sale of equipment                                 25,000           5,196          25,000               -
Other                                                           2,986          25,955           2,340          25,946
Interest income                                                 1,710              361          1,134             215
                                                        --------------  -------------- --------------- ---------------
                                                               78,466         113,277          49,498          65,702
                                                        --------------  -------------- --------------- ---------------
Expenses:
Depreciation                                                   17,686          21,572           8,177          10,562
Other                                                           8,124           4,647           5,940           3,045
Interest                                                        6,655           8,358           3,216           4,078
Professional fees                                               4,363           5,035           3,094           3,797
Taxes                                                           3,045           3,326           3,045           3,326
Provision for losses                                                -           1,133               -           1,133
                                                        --------------  -------------- --------------- ---------------
                                                               39,873          44,071          23,472          25,941
                                                        --------------  -------------- --------------- ---------------
Net income                                                    $38,593         $69,206         $26,026         $39,761
                                                        ==============  ============== =============== ===============

Net income:
     General partners                                            $386            $692            $260            $398
     Limited partners                                          38,207          68,514          25,766          39,363
                                                        --------------  -------------- --------------- ---------------
                                                              $38,593         $69,206         $26,026         $39,761
                                                        ==============  ============== =============== ===============
Net income per limited partnership unit                         $1.91           $3.43           $1.29           $1.97
Weighted average number of units outstanding                   19,962          19,962          19,962          19,962

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                         SIX MONTHS ENDED JUNE 30, 1997

                                                              Limited Partners            General
                                                            Units          Amount         Partners         Total
Balance December 31, 1996                                      19,962        $277,924         $20,929        $298,853
Net income                                                                     38,207             386          38,593
Distributions                                                                (111,783)              -        (111,783)
                                                        --------------  -------------- --------------- ---------------
Balance June 30, 1997                                          19,962        $204,348         $21,315        $225,663
                                                        ==============  ============== =============== ===============

                        See notes to financial statements

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 1997 and 1996
                                   (Unaudited)

                                                                 Six Months                     Three Months
                                                               Ended June 30,                  Ended June 30,
                                                            1997            1996            1997            1996
                                                            ----            ----            ----            ----
Operating activities:
Net income                                                    $38,593         $69,206         $26,026         $39,761
   Adjustments to reconcile net income to net cash
      provided by operations:
         Depreciation and amortization expense                 17,686          21,572           8,177          10,562
         Gain on sales of assets                              (25,000)         (5,196)        (25,000)              -
         Provision for losses                                       -           1,133               -           1,133
   Changes in operating assets and liabilities:
      Accounts receivable                                      29,024           2,688           3,147           8,076
      Accrued interest                                           (148)           (135)            (75)            (68)
      Unearned operating lease income                               -             339               -           1,254
      Accounts payable, other                                  (4,512)              5         (41,687)          3,386
                                                        --------------  -------------- --------------- ---------------
Net cash provided by (used in) operations                      55,643          89,612         (29,412)         64,104
                                                        --------------  -------------- --------------- ---------------

Investing activities:
Proceeds from sales of lease assets                            57,000          14,000          57,000               1
Reductions in net investment in direct
   financing leases                                            27,236          47,112          14,276          24,237
                                                        --------------  -------------- --------------- ---------------
Net cash provided by investing activities                      84,236          61,112          71,276          24,238
                                                        --------------  -------------- --------------- ---------------

Financing activities:
Distributions to limited partners                            (111,783)       (124,079)        (55,891)        (55,891)
Repayments of non-recourse debt                               (19,171)        (17,481)         (9,696)         (8,842)
                                                        --------------  -------------- --------------- ---------------
Net cash used in by financing activities                     (130,954)       (141,560)        (65,587)        (64,733)
                                                        --------------  -------------- --------------- ---------------

Net increase (decrease) in cash and cash
   equivalents                                                  8,925           9,164         (23,723)         23,609
Cash and cash equivalents at beginning
   of period                                                  205,418          91,084         238,066          76,639
                                                        --------------  -------------- --------------- ---------------
Cash and cash equivalents at end of period                   $214,343        $100,248        $214,343        $100,248
                                                        ==============  ============== =============== ===============
Supplemental disclosures of cash flow information:
Cash paid during the period for interest                       $6,655          $8,358          $3,216          $4,078
                                                        ==============  ============== =============== ===============

                        See notes to financial statements

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997

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


2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                         Depreciation
                                                                         Expense or
                                                         December 31,   Amortization                      June 30,
                                                            1996          of Leases     Dispositions        1997
                                                            ----          ---------    --------------       ----
Net investment in operating leases                           $200,690         (17,686)        (32,000)       $151,004
Net investment in direct financing leases                      40,467         (27,236)              -          13,231
Reserve for losses                                             (6,450)              -               -          (6,450)
                                                        --------------  -------------- --------------- ---------------
                                                             $234,707        ($44,922)       ($32,000)       $157,785
                                                        ==============  ============== =============== ===============

Operating leases:

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1996, acquisitions and dispositions during the quarters ended March 31, and June 30, 1997 and as of June 30, 1997.


                                                         December 31,           Dispositions               June 30,
                                                            1996         1st Quarter    2nd Quarter           1997
Materials handling                                           $208,787                                        $208,787
Food processing                                                35,653                                          35,653
Manufacturing equipment                                        30,263                        ($25,988)          4,275
Motor vehicles                                                220,787                        (220,787)              -
                                                        --------------  -------------- --------------- ---------------
                                                              495,490                        (246,775)        248,715
Less accumulated depreciation                                (294,800)        ($9,509)        206,598         (97,711)
                                                        --------------  -------------- --------------- ---------------
                                                             $200,690         ($9,509)       ($40,177)       $151,004
                                                        ==============  ============== =============== ===============

Equipment on operating leases was acquired in 1987, 1988, 1989, 1990, 1992 , 1993 and 1995.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Unaudited)


2. Investment in leases: (continued)

At June 30, 1997, the aggregate amounts of future minimum lease payments from direct financing leases and operating leases are as follows:

                    Year ending       Direct
                     December 31,   Financing      Operating         Total
                           1997        $33,062         $26,689         $59,751
                           1998              -          51,948          51,948
                           1999              -          51,948          51,948
                           2000              -          25,974          25,974
                                 --------------  -------------- ---------------
                                       $33,062        $156,559        $189,621
                                 ==============  ============== ===============


3. Non-recourse debt:

Note payable to financial institution is due in monthly installments of principal and interest. The note is secured by an assignment of lease payments and a pledge of the assets which were purchased with the proceeds of the note. Interest on the note is at an annual rate of 9.25%. The balance remaining at June 30, 1997 is due in monthly payments through 2000.

Future minimum principal and interest payments of debt as of June 30, 1997 are as follows:

                      Year ending
                      December 31,   Principal       Interest         Total
                           1997        $20,078          $5,897         $25,975
                           1998         43,042           8,906          51,948
                           1999         47,203           4,745          51,948
                           2000         25,286             688          25,974
                                 --------------  -------------- ---------------
                                      $135,609         $20,236        $155,845
                                 ==============  ============== ===============

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997

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

The Limited Partnership Agreement allows for the reimbursement of costs incurred by ATEL in providing administrative services to the Partnership. Administrative services provided include partnership accounting, investor relations, legal counsel and lease and equipment documentation. ATEL is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by ATEL are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies. Effective May 1, 1994, the General Partners have elected to waive all reimbursements of administrative costs. In 1997 and 1996, $25,121 and $28,402 were waived.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

At June 30, 1997, the Partnership had cash balances of $214,343. Of this amount, $55,891 was cash held for the distribution made to the Limited Partners in July of 1997.

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

As of June 30, 1997, the Partnership had borrowed approximately $2,817,500 with a remaining unpaid balance of $135,609. The borrowings are non-recourse to the Partnership, that is the only recourse of the lender is to the equipment or corresponding lease acquired or secured with the loan proceeds. The Agreement of Limited Partnership limits such borrowings to 80% of the total cost of equipment, in aggregate.

The Partnership made distributions of cash from operations to the Limited Partners in April and July 1997. These distributions were based on the results of operations in the first and second quarters of 1997. The amount of each of the distributions was $2.50 per Unit. The distributions represent an annualized distribution rate of 2.00%.

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

Cash Flows

Six months, 1997 vs. 1996

During the first six months of 1997, the Partnership's primary sources of cash were from rents from operating leases and proceeds from asset sales. The amounts of rents from leases decreased from $128,877 in 1996 to $76,006 in 1997, a decrease of $52,871. The decrease is the result of scheduled lease terminations and subsequent sales of the related assets. During the second quarter of 1996, the Partnership received $25,938 relating to the FNN bankruptcy settlement. The Partnership did not receive any similar amount in 1997.

Sources of cash from investing activities consisted of direct financing lease rents and proceeds from lease asset sales. Direct financing lease rents decreased by $19,876 due to lease terminations and sales of the lease assets. The proceeds from these and other asset sales increased from $14,000 in 1996 to $57,000 in 1997. The increase in sales proceeds was primarily due to an increase the underlying amount of assets sold in comparison to the prior year.

In 1997, there were no sources of cash flows from financing activities. Uses of cash for financing activities did not change significantly from 1996 to 1997.

Three months, 1997 vs. 1996

Cash flows from operations decreased due to the same causes noted above for the six month period.

Cash flows from investing activities increased due to the same causes noted above for the six month period.

In 1997, there were no sources of cash flows from financing activities. Uses of cash for financing activities did not change significantly from 1996 to 1997.


Results of Operations

The results of operations in future periods may vary significantly from those of the first six months of 1997 as the Partnership's lease portfolio of capital equipment matures. Revenues from leases are expected to decline over the long term as leased assets come off lease and are sold or re-leased at lower lease rates. The effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets or from re-leases to either the same or new lessees once the initial lease terms expire.

Six and three months, 1997 vs. 1996

Operating lease revenues have decreased due to lease terminations and asset sales. Depreciation has also decreased due to the asset sales. Interest expense has decreased as the average balances of outstanding debt have decreased due to scheduled debt payments.

Revenues from direct financing leases decreased compared to 1996. These decreases resulted primarily from scheduled lease terminations and asset sales during the prior year.

Gains on sales of assets increased by $19,804 (six months) and $25,000 (three months) compared to 1996. The increases resulted from larger amounts of operating lease assets being sold in 1997 compared to 1996. The original cost of operating lease assets sold increased from $41,807 in 1996 to $246,775 in 1997. Gains on sales of assets is not expected to be consistent from one period to another.

In the second quarter of 1996, the Partnership received $25,938 relating to the bankruptcy of FNN. There were no such payments in 1997, nor were any expected.

The Partnership's expenses decreased by $4,198 for the six month period compared to 1996. The decrease was primarily related to decreases in depreciation and interest expenses. These decreases were the result of assets sales over the last year and scheduled debt payments.

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

Item 5.  OTHER INFORMATION.

         Inapplicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Documents filed as a part of this report

           1. Financial Statements

              Included in Part I of this report:

              Balance sheet, June 30, 1997.

              Statements of operations for the six and three month periods ended June 30, 1997 and 1996.

              Statements of changes in partners' capital for the six months ended June 30, 1997.

              Statements of cash flows for the six and three month periods ended June 30, 1997 and 1996.

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


          Date:
     August 14, 1997


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