Form 10QSB
period 1997-09-30
ATEL CASH DISTRIBUTION FUND
filed 1997-11-13
CIK 785857

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the quarterly period ended September 30, 1997

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

                                  BALANCE SHEET

                               SEPTEMBER 30, 1997

                                   (Unaudited)

                                     ASSETS

Cash and cash equivalents                                              $191,684

Accounts receivable, net of allowance for doubtful
   accounts of $1,097                                                     2,091

Investment in leases and equipment                                      129,251
                                                                 ---------------
                                                                       $323,026
                                                                 ===============

                        LIABILITIES AND PARTNERS' CAPITAL



Non-recourse debt                                                      $125,686

Accounts payable and accruals                                             7,670

Accrued interest                                                            970
Unearned operating lease income                                             988
                                                                 ---------------
Total liabilities                                                       135,314

Partners' capital:
     General Partners                                                    21,494
     Limited Partners                                                   166,218
                                                                 ---------------
Total partners' capital                                                 187,712
                                                                 ---------------
                                                                       $323,026
                                                                 ===============



                             See accompanying notes.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                     Nine Months Ended               Three Months Ended
                                                                       September 30,                    September 30,
                                                                       -------------                    -------------
                                                                   1997            1996             1997            1996
                                                                   ----            ----             ----            ----
Revenues:
Lease income:
     Operating                                                       $59,571          $81,607         $16,627         $24,533
     Direct financing                                                 24,571           33,493          18,745           8,802
     Gain on sale of equipment                                        25,000           12,719               -           7,523
Other                                                                  2,986           26,037               -              82
Interest income                                                        3,099              697           1,389             336
                                                              --------------- ---------------- --------------- ---------------
                                                                     115,227          154,553          36,761          41,276
                                                              --------------- ---------------- --------------- ---------------
Expenses:
Depreciation and amortization                                         27,433           51,356           9,747          29,784
Professional fees                                                      8,291            9,512           3,928           4,477
Other                                                                 10,282            5,526           2,158             879
Interest                                                               9,642           12,227           2,987           3,869
Taxes                                                                  3,045            3,326               -               -
Provision for losses                                                       -            1,546               -             413
                                                              --------------- ---------------- --------------- ---------------
                                                                      58,693           83,493          18,820          39,422
                                                              --------------- ---------------- --------------- ---------------
Net income                                                           $56,534          $71,060         $17,941          $1,854
                                                              =============== ================ =============== ===============
Net income:
     General Partners                                                   $565             $711            $179             $19
     Limited Partners                                                 55,969           70,349          17,762           1,835
                                                              --------------- ---------------- --------------- ---------------
                                                                     $56,534          $71,060         $17,941          $1,854
                                                              =============== ================ =============== ===============

Net income per Limited Partnership unit                                $2.80            $3.52           $0.89           $0.09

Weighted average number of units outstanding                          19,962           19,962          19,962          19,962


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                             Limited Partners     General
                                                                  Units           Amount          Partners         Total
Balance December 31, 1996                                             19,962         $277,924         $20,929        $298,853
Net income                                                                             55,969             565          56,534
Distributions                                                                        (167,675)                       (167,675)
                                                              --------------- ---------------- --------------- ---------------
Balance September 30, 1997                                            19,962         $166,218         $21,494        $187,712
                                                              =============== ================ =============== ===============

                             See accompanying notes.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                    Nine Months Ended               Three Months Ended
                                                                       September 30,                   September 30,
                                                                       -------------                   -------------
                                                                   1997            1996             1997            1996
                                                                   ----            ----             ----            ----
Operating activities:
Net income                                                           $56,534          $71,060         $17,941          $1,854
   Adjustments to reconcile net income to net
      cash provided by operations:
      Depreciation and amortization expense                           27,433           51,356           9,747          29,784
      Gain on sales of assets                                        (25,000)         (12,719)              -          (7,523)
      Provision for losses                                                 -            1,546               -             413
Changes in operating assets and liabilities:
   Accounts receivable                                                44,786            3,786          15,762           1,098
   Accounts payable and accruals                                      (3,504)           1,749           1,008           1,744
   Accrued interest                                                     (225)            (205)            (77)            (70)
   Unearned operating lease income                                       988             (915)            988          (1,254)
                                                              --------------- ---------------- --------------- ---------------
Net cash provided by operations                                      101,012          115,658          45,369          26,046
                                                              --------------- ---------------- --------------- ---------------

Investing activities:
Proceeds from sales of equipment                                      57,000           33,365               -          19,365
Reductions in net investment in direct financing
   leases                                                             25,023           67,755          (2,213)         20,643
                                                              --------------- ---------------- --------------- ---------------
Net cash provided by (used in) investing activities                   82,023          101,120          (2,213)         40,008
                                                              --------------- ---------------- --------------- ---------------

Financing activities:
Repayments of non-recourse debt                                      (29,094)         (26,528)         (9,923)         (9,047)
Distributions to Limited Partners                                   (167,675)        (179,971)        (55,892)        (55,892)
                                                              --------------- ---------------- --------------- ---------------
Net cash used in financing activities                               (196,769)        (206,499)        (65,815)        (64,939)
                                                              --------------- ---------------- --------------- ---------------

Net (decrease) increase in cash and cash
   equivalents                                                       (13,734)          10,279         (22,659)          1,115
Cash and cash equivalents at beginning of period                     205,418           91,084         214,343         100,248
                                                              --------------- ---------------- --------------- ---------------


Cash and cash equivalents at end of period                          $191,684         $101,363        $191,684        $101,363
                                                              =============== ================ =============== ===============

Supplemental disclosure of cash flow information:
Cash paid for interest                                                $9,642          $12,227          $2,987          $3,869
                                                              =============== ================ =============== ===============

Supplemental disclosure of non-cash transactions:
Allowance for doubtful accounts reclassified as loss
   reserves                                                          $21,000                          $21,000
                                                              ===============                  ===============

                             See accompanying notes.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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

2. Investment in leases:

The Partnership's investment in leases consists of the following:

                                                                                Depreciation
                                                                                Expense or        Reclass-
                                             December 31,                      Amortization     ifications &   September 30,
                                                 1996           Additions        of Leases      Dispositions        1997
                                                 ----           ---------        ---------      ------------        ----
Net investment in operating leases                  $200,690                         ($27,433)       ($32,000)       $141,257
Net investment in direct
   financing leases                                   40,467                          (25,023)              -          15,444
Reserve for losses                                    (6,450)       ($21,000)               -               -         (27,450)
                                          ------------------- --------------- ---------------- --------------- ---------------

                                                    $234,707        ($21,000)        ($52,456)       ($32,000)       $129,251
                                          =================== =============== ================ =============== ===============

Operating leases:

The following schedule provides an analysis of the Partnership's investment in property on operating leases by major classifications as of December 31, 1996, acquisitions and dispositions during the quarters ended March 31, June 30 and September 30, 1997 and as of September 30, 1997.


                                             December 31,                ----- Dispositions -----              September 30,
                                                 1996           1st Quarter     2nd Quarter     3rd Quarter         1997
                                                 ----           -----------     -----------     -----------         ----
Materials handling                                  $208,787                                                         $208,787
Food processing                                       35,653                                                           35,653
Manufacturing equipment                               30,263                         ($25,988)                          4,275
Motor vehicles                                       220,787                         (220,787)                              -
                                          -------------------                 ----------------                 ---------------
                                                     495,490                         (246,775)                        248,715
Less accumulated depreciation                       (294,800)        ($9,509)        $206,598         ($9,747)       (107,458)
                                          ------------------- --------------- ---------------- --------------- ---------------

                                                    $200,690         ($9,509)        ($40,177)        ($9,747)       $141,257
                                          =================== =============== ================ =============== ===============

Equipment on operating leases was acquired in 1987, 1988, 1989, 1990, 1992, 1993 and 1995.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

                                   (Unaudited)


2. Investment in leases: (continued)

At September 30, 1997, the aggregate amounts of future minimum lease payments from direct financing leases and operating leases are as follows:

                                         Direct
                                        Financing   Operating     Total
                                        ---------   ---------     -----
 Three months ending December 31, 1997    $16,531     $12,987     $29,518
         Year ending December 31, 1998          -      51,948      51,948
                                  1999          -      51,948      51,948
                                  2000          -      25,974      25,974
                                       =========== =========== ===========
                                          $16,531    $142,857    $159,388
                                       =========== =========== ===========


3. Non-recourse debt:

Note payable to financial institution is due in monthly installments of principal and interest. The note is secured by an assignment of lease payments and a pledge of the assets which were purchased with the proceeds of the note. Interest on the note is at an annual rate of 9.25%. The balance remaining at September 30, 1997 is due in monthly payments through 2000.

Future minimum principal and interest payments of debt as of September 30, 1997 are as follows:


                                         Principal   Interest      Total
                                         ---------   --------      -----
 Three months ending December 31, 1997     $10,155      $2,832     $12,987
         Year ending December 31, 1998      43,042       8,906      51,948
                                  1999      47,203       4,745      51,948
                                  2000      25,286         688      25,974
                                        =========== =========== ===========
                                          $125,686     $17,171    $142,857
                                        =========== =========== ===========

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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

The Limited Partnership Agreement allows for the reimbursement of costs incurred by ATEL in providing administrative services to the Partnership. Administrative services provided include partnership accounting, investor relations, legal counsel and lease and equipment documentation. ATEL is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by ATEL are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies. Effective May 1, 1994, the General Partners have elected to waive all reimbursements of administrative costs. In 1996, $39,919 was waived. In 1997, $12,471 was waived.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

At September 30, 1997, the Partnership had cash balances of $191,684.

During  the  nine  months  and  the  quarter  ended   September  30,  1997,  the
Partnership's primary sources of liquidity were cash flows from leasing operations. The liquidity of the Partnership will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as distributions are made to the Limited Partners and to the extent expenses exceed cash flows from leases.

The Partnership currently has available adequate reserves to meet contingencies.

As of September 30, 1997, the Partnership had borrowed approximately $2,817,500 with a remaining unpaid balance of approximately $126,000. There were no borrowings between December 31, 1996 and September 30, 1997. The borrowings are non-recourse to the Partnership, that is the only recourse of the lender for a lessee default is to the equipment or corresponding lease acquired with the loan proceeds. The Partnership Agreement limits such borrowings to 80% of the total cost of equipment, in aggregate.

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

The Partnership made distributions of cash from operations and sales proceeds to the Limited Partners in April, July and October 1997. The amount of the distribution was $2.50 per Unit. The distribution represents an annualized distribution rate of 2.00%.

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


Cash flows 1997 vs. 1996

Nine months:

Cash flows from operations decreased for the nine month period compared to the same period in 1996. In 1997, cash flows from operating and direct financing leases were the primary sources of operating cash flows. In 1996 $25,938 was received as a part of the bankruptcy settlement regarding Financial News Network
(FNN), a former lessee of the Partnership. No such amounts were received in 1997.

Sources of cash from investing activities consisted of rents received on direct financing leases and the proceeds from sales of lease assets. The amounts of proceeds from the sales of assets are expected to vary considerably from one period to another but are expected to generally decline over the long-term as the Partnership's underlying portfolio of assets diminishes.

There were no financing sources of cash in 1997 or 1996.

Three months:

In both 1997 and 1996, lease rents were the primary source of operating cash flows.

In 1997, there were no sources of cash flows from investing activities.

There were no financing sources of cash in either year. The primary financing use of cash continues to be distributions to the Limited Partners for both the three and nine month periods.


Results of Operations

As of December 29, 1986, the Partnership commenced operations in its primary business (leasing activities). Operations in the first nine months of 1997 resulted in net income of $54,534 compared to $71,060 in the previous year.

1997 vs. 1996:

Nine months:

Lease revenues decreased from $115,100 in 1996 to $84,142 in 1997 due to sales of lease assets over the last year. Other income in 1996 consisted of the $25,938 received in the second quarter as a part of the FNN bankruptcy settlement. No further amounts are expected.

Depreciation expense and interest expense have decreased as a result of asset sales and scheduled debt payments over the last year.

Three months:

Lease revenues have declined from 1996 to 1997 as a result of asset sales over the last year. Depreciation and interest have decreased for the three month period for the same reasons as noted above for the nine month period.

The results of operations in future periods may vary significantly from those of the first nine months of 1997 as the Partnership's lease portfolio of capital equipment matures. Revenues from leases are expected to decline as leased assets come off lease and are sold or re-leased at lower lease rates. The effect on net income is not determinable as it will depend to a large degree on the amounts received from the sales of assets or from re-leases to either the same or new lessees once the initial lease terms expire.

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

          Inapplicable.

Item 5.  OTHER INFORMATION.

          Inapplicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Documents filed as a part of this report
              1 Financial Statements . Included in Part I of this report:

                 Balance sheet, September 30, 1997
                 Statements  of operations  for the nine and three month periods ended  September 30, 1997 and 1996
                 Statement of changes in partners' capital for the nine months ended  September 30, 1997
                 Statements  of cash  flows  for the nine  and  three month periods ended September 30, 1997 and 1996
                 Notes to the financial statements

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


          Date:
    November 12, 1997


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