Form 10KSB
period 1997-12-31
ATEL CASH DISTRIBUTION FUND
filed 1998-03-31
CIK 785857

Form 10-KSB
                                 (Final Report)
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


        |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

               For the year ended December 31, 1997

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


Narrative Description of Business

The Partnership acquired various types of equipment and leased such equipment pursuant to "Operating" leases and "Full Payout" leases, where "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "Full Payout" leases recover such cost.

The Partnership only entered into leases with (i) companies that have credit ratings of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit ratings as determined by other nationally recognized credit rating services (which represent approximately 26% of the purchase price of the portfolio as of December 31, 1996), (ii) companies which, although not rated by nationally recognized credit rating services, are believed by the General Partners to have comparable creditworthiness (33% at December 31, 1996), or
(iii) under circumstances where, as a result of collateral given, deposits made or other security provided, the credit risk to the Partnership is deemed by the General Partners to be equivalent to at least a Baa rating (40% at December 31, 1996). As of December 31, 1997, the Partnership had sold all of its lease assets and had ceased operations.

One  lessee  in  the  food  processing   industry   accounted  for  50%  of  the
Partnership's lease revenues during 1997 and 1996.

The business of the Partnership is not seasonal.

The Partnership has no full time employees.


Item 2.  PROPERTIES

The Partnership does not own or lease any real property, plant or materially important physical properties.


Item 3.  LEGAL PROCEEDINGS

Inapplicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable

                                     PART II


Item 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS
              AND RELATED MATTERS

Market Information

The Units were transferable subject to restrictions on transfers which have been imposed under the securities laws of certain states and the Partnership Agreement. However, as a result of such restrictions, the size of the Partnership and its investment objectives, to the General Partners' knowledge, no established public secondary trading market developed.

Holders

As of December 31, 1997, a total of 1,036 investors were record holders of Units in the Partnership.

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

The rates for distributions to Limited Partners were $2.50 per Unit in April, July and October 1997 and $8.50 in December 1997, a total of $16.00 per Unit. All distributions were made from cash flows from operations and sales proceeds.

The rates for distributions to Limited Partners in April, July and October 1996 and in January 1997 were $2.50, each, per Unit (a total of $10.00 per Unit). All distributions were made from cash flows from operations and sales proceeds in 1996.

The following table presents summarized information regarding distributions to Limited Partners:

                                                1997           1996           1995           1994          1993
                                                ----           ----           ----           ----          ----
Distributions of net income                         $6.19         $5.04         $15.41         $14.11         $12.09
Return of investment                                14.53          6.78           8.97          47.48          59.26
                                           --------------- -------------  -------------  ------------- --------------
Distributions per unit                              20.72         11.82          24.38          61.59          71.35
Differences due to timing of distributions
   and due to distribution reinvestments            (4.72)        (1.82)         (9.33)        (11.83)        (18.11)
                                           --------------- -------------  -------------  ------------- --------------
Nominal distribution rates from above              $16.00        $10.00         $15.05         $49.76         $53.24
                                           =============== =============  =============  ============= ==============

In 1993 and 1994, cash flows and distributions to Limited Partners were not sufficient to allow the Partnership to reinvest in additional equipment. The reinvestment period ended December 31, 1994 in accordance with the terms of the Limited Partnership Agreement.

Effective April 1, 1993, the capital accumulation period was terminated by the General Partners.


Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Partnership for the years ended December 31, 1997, 1996, 1995, 1994, and 1993. This financial data should be read in conjunction with the financial statements and the related notes included under Item 8 of this report.

                                                       1997           1996           1995           1994          1993
                                                       ----           ----           ----           ----          ----
Gross Revenues                                          $203,110      $208,860       $389,278       $484,383       $904,941

Net Income                                              $124,767      $101,543       $310,695       $284,567       $243,968

Weighted average Limited Partnership Units
(Units) outstanding                                       19,962        19,962         19,962         19,964         19,971

Net income per Unit, based on weighted
average Units outstanding                                  $6.19         $5.04         $15.41         $14.11         $12.09

Distributions per Unit, based on weighted
average Units outstanding                                 $20.72        $11.82         $24.38         $61.59         $71.35

Total Assets                                                  $0      $466,002       $649,232       $692,353     $1,738,846

Non-recourse Debt                                             $0      $154,780       $190,568              -       $107,924

Total Partners' Capital                                       $0      $298,853       $433,185       $609,077     $1,556,020


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

During the year, the Partnership's primary sources of liquidity were cash flows from leasing operations and proceeds from the sales of assets.

As of December 31, 1997, the Partnership had disposed of all of its assets and had ceased operations.

The Partnership made distributions of cash from operations and sales proceeds to
the  Limited  Partners  in  April,   July,  October  and  December  1997.  These
distributions were based on the results of operations and asset sales in 1997.

                      1997 vs. 1996

In both 1996 and 1997, the Partnership's primary source of cash from operations was rents received under operating leases.

The largest source of cash flows from investing activities in 1997 was cash received from the sales of operating lease assets. Such sales increased as a result of the cessation of operations and the related sales of the Partnership's remaining lease assets at the end of the year.

There were no financing sources of cash in either 1996 or in 1997. The largest use of cash for financing activities in both years was to make distributions to the Limited Partners.

Results of Operations

                      1997 vs. 1996

Operations of the Partnership were concluded on December 31, 1997 with the sale of the remaining lease assets to an unrelated third party, the sale of remaining accounts receivable to the General Partner (at full face value) and the transfer of the remaining cash balances ($15,491) and liabilities ($5,468) to a liquidating trust. If funds remain in the liquidating trust after paying all of the expenses related to closing the operations of the fund, the remaining amounts will be paid to the holders of interests in the trust. The Limited Partners hold interests in the trust proportionate to their interests in the Partnership.

Revenues from operating leases decreased compared to 1997 due to assets being sold during the last two years. Revenues from financing leases declined for the same reason. As a result of the final sale of lease assets on December 31, 1997, gains on sales of assets increased compared to 1996.

Depreciation expense decreased as a result of the sales of operating leases noted above.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements attached hereto at pages 7 through 13.

                         REPORT OF INDEPENDENT AUDITORS






The Partners
ATEL Cash Distribution Fund

We have audited the accompanying statements of income, changes in partners' capital and cash flows of ATEL Cash Distribution Fund (a California limited partnership) for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in partners' capital, and cash flows of ATEL Cash Distribution Fund (a California limited partnership) for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.



                                                              ERNST & YOUNG LLP
San Francisco, California
January 27, 1998

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                        1997          1996
                                                        ----          ----
Revenues:
Leasing activities:
     Operating                                           $75,817       $104,371
     Direct financing                                     25,658         38,261
     Gain on sale                                         60,838         39,095
Interest income                                            4,134          1,093
Other                                                     36,663         26,040
                                                    ------------- --------------
                                                         203,110        208,860
                                                    ------------- --------------

Expenses:
Depreciation and amortization                             36,917         62,028
Other                                                     14,962         16,712
Professional fees                                         14,959         10,606
Interest                                                  11,505         15,883
Provision for losses                                           -          2,088
                                                    ------------- --------------
                                                          78,343        107,317
                                                    ------------- --------------
Net income                                              $124,767       $101,543
                                                    ============= ==============

Net income:
     General Partners                                     $1,248         $1,015
     Limited Partners                                    123,519        100,528
                                                    ------------- --------------
                                                        $124,767       $101,543
                                                    ============= ==============

Net income per Limited Partnership Unit                    $6.19          $5.04

Weighted average number of Units outstanding              19,962         19,962


                             See accompanying notes.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                         Limited Partners   General
                                               Units          Amount        Partners        Total

Balance, December 31, 1995                        19,962       $413,271        $19,914       $433,185

Distributions ($11.82 per Unit)                                (235,875)             -       (235,875)
Net income                                                      100,528          1,015        101,543
                                            -------------  -------------  ------------- --------------
Balance, December 31, 1996                        19,962        277,924         20,929        298,853

Distributions ($20.72 per Unit)                                (413,597)                     (413,597)
Net income                                                      123,519          1,248        124,767
Cash transferred to liquidating trust                           (15,336)          (155)       (15,491)
Liabilities transferred to liquidating trust                      5,413             55          5,468
Special allocation of income                                     22,077        (22,077)             -
                                            -------------  -------------  ------------- --------------
Balance, December 31, 1997                        19,962             $0             $0             $0
                                            =============  =============  ============= ==============






                             See accompanying notes.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                   1997          1996
                                                                   ----          ----
Operating activities:
Net income                                                         $124,767       $101,543
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization expense                          36,917         62,028
      Gain on sale of equipment                                     (60,838)       (39,095)
      Provision for losses                                                -          2,088
      Changes in operating assets and liabilities:
          Receivables                                                25,877        (19,779)
          Other accounts payable                                    (11,174)           995
          Deposits due to lessees                                         -        (12,914)
          Accrued interest                                           (1,195)          (276)
          Unearned operating lease income                                 -           (915)
                                                               -------------  -------------
Net cash provided by operating activities                           114,354         93,675
                                                               -------------  -------------

Investing activities:

Proceeds from sale of assets on operating leases                    223,629         79,800
Proceeds from sale of assets on direct financing leases              39,467        133,002
Reductions of net investment in direct financing leases               1,000         79,520
                                                               -------------  -------------
Net cash provided by investing activities                           264,096        292,322
                                                               -------------  -------------

Financing activities:
Distributions to limited partners, net of reinvestments            (413,597)      (235,875)
Repayments of non-recourse debt                                    (154,780)       (35,788)
Transfer to liquidating trust                                       (15,491)             -
                                                               -------------  -------------
Net cash used in financing activities                              (583,868)      (271,663)
                                                               -------------  -------------

Net (decrease) increase in cash and cash equivalents               (205,418)       114,334
Cash and cash equivalents at beginning of year                      205,418         91,084
                                                               -------------  -------------

Cash and cash equivalents at end of year                                 $0       $205,418
                                                               =============  =============

Supplemental disclosures of cash flow information:

Cash paid during the year for interest                              $12,700        $16,159
                                                               ============================


                             See accompanying notes.

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

The Partnership's business consisted of leasing various types of equipment. As of December 31, 1997, the Partnership had sold all of its lease assets and ceased operations.

Pursuant to the Limited Partnership Agreement, the General Partners were entitled to receive compensation and reimbursement for services rendered on behalf of the Partnership (Note 4).


2. Summary of significant accounting policies:

Equipment on operating leases:

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

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


2. Summary of significant accounting policies (continued):


Income taxes:

The Partnership does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.


The following reconciles the net income reported in these financial statements to the net income (loss) reported on the Partnership's federal tax return (unaudited):

                                                      1997           1996
                                                      ----           ----
Net income per financial statements                   $124,767       $101,543
Adjustment to depreciation expense                     (18,659)        10,896
Adjustments to revenues                                 69,245         81,640
Provision for losses and impairments                         -          2,088
Adjustments to other expenses                         (486,695)        (2,345)
                                                  -------------  -------------
Net (loss) income per federal tax return             ($311,342)      $193,822
                                                  =============  =============

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


3. Investment in equipment and leases:

The Partnership's investment in equipment and leases consists of the following:

                                                        Depreciation
                                                         Expense or
                                                         Amortization
                                             1996        of Leases     Dispositions      1997
                                             ----        ---------     ------------      ----
Net investment in operating leases           $200,690       ($36,917)     ($163,773)            $0
Net investment in direct financing leases      40,467         (1,000)       (39,467)             -
Reserve for losses                             (6,450)             -          6,450              -
                                         -------------  -------------  ------------- -------------
                                             $234,707       ($37,917)     ($196,790)            $0
                                         =============  =============  ============= ==============

                           ATEL CASH DISTRIBUTION FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

The Limited Partnership Agreement allows for the reimbursement of costs incurred by ATEL in providing administrative services to the Partnership. Administrative services provided include partnership accounting, investor relations, legal counsel and lease and equipment documentation. ATEL is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and disposition of equipment. Reimbursable costs incurred by ATEL are allocated to the Partnership based upon actual time incurred by employees working on Partnership business and an allocation of rent and other costs based on utilization studies. Effective May 1, 1994, the General Partners have elected to waive all reimbursements of administrative costs. In 1997 and 1996, $34,227 and $50,914 were waived, respectively.


5.  Partners' capital:

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

                                DECEMBER 31, 1997


5.  Partners' capital (continued):

Third, the General Partners will receive a Subordinated Incentive Fee, as follows:
     A) 10% of remaining Cash from Operations
     B) 15% of remaining Cash from Sales or Refinancing

Fourth, the balance to the Limited Partners.

Operations of the Partnership were concluded on December 31, 1997 with the sale of the remaining lease assets to an unrelated third party, the sale of remaining accounts receivable to the General Partner (at full face value) and the transfer of the remaining cash balances ($15,491) and liabilities ($5,468) to a liquidating trust. If funds remain in the liquidating trust after paying all of the expenses related to closing the operations of the fund, the remaining amounts will be paid to the holders of interests in the trust. The Limited Partners hold interests in the trust proportionate to their interests in the Partnership.

Upon termination of operations on December 31, 1997, a special allocation of income was made to the Limited Partners under the terms of the Partnership Agreement in an amount sufficient to bring their capital accounts to zero.


6. Concentration of credit risk and major customers:

During 1997 and 1996, lease rentals from one customer represented 68% and 50%, respectively, of total gross lease payments.

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

The officers and directors of ATEL Capital Group, ATEL Financial Corporation and their affiliates are as follows:

A. J. Batt           Chairman of the Board of Directors of ACG, AFC, ALC, AEC,
                     AIS and ASC; President and Chief Executive Officer of ACG,
                     AFC and AEC

Dean L. Cash         Director, Executive Vice President and Chief Operating
                     Officer of ACG, AFC, and AEC; Director, President and Chief
                     Executive Officer of ALC, AIS and ASC

F. Randall Bigony    Senior Vice President and Chief Financial Officer of ACG,
                     AFC, ALC, AIS and AEC

Donald E. Carpenter  Vice President and Controller of ACG, AFC, ALC, AEC and
                     AIS; Chief Financial Officer of ASC

Vasco H. Morais      Senior Vice President, Secretary and General Counsel for
                     ACG, AFC, ALC, AIS and AEC

William J. Bullock   Director of Asset Management of AEC

Russell H. Wilder    Vice President - Credit of AEC

John P. Scarcella    Vice President of ASC

A. J. Batt, age 61, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 47, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

F. Randall Bigony, age 40, joined ATEL in 1992 to review administrative operations within ATEL Financial Corporation and to develop and implement functional plans to support company growth. He currently oversees ATEL's accounting, MIS and treasury functions. From 1987 until joining ATEL, Mr. Bigony was president of F. Randall Bigony & Co., a consulting firm that provided financial and strategic planning services to emerging growth companies. From 1983 to 1987, he was a manager with the accounting firm of Ernst & Whinney, serving clients in its management consulting practice. Mr. Bigony received a B.A. degree in business from the University of Massachusetts and an M.B.A. degree in finance from the University of California, Berkeley. He is a founding board member and acting treasurer of the I Have a Dream Foundation - Bay Area Chapter.

Donald E. Carpenter, age 49, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 39, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley and a J.D. degree in 1986 from Golden Gate University Law School. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 34, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

Russell H. Wilder, age 44, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 36, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11. EXECUTIVE COMPENSATION

The registrant is a Limited Partnership and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the General Partners and their Affiliates. The amount of such remuneration paid to the General Partners and their Affiliates during the years ended December 31, 1996 and 1997 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 4 thereof which information is hereby incorporated herein by reference.

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

Equipment Resale Fees

As compensation for services rendered in connection with the sale of equipment, the General Partners are entitled to receive an amount equal to the lesser of
(i) 3% of the sales price of the equipment, or (ii) one-half the normal competitive equipment sales commission charged by unaffiliated parties for such services. Such fee is payable only after the Limited Partners have received a return of their Adjusted Invested Capital (as defined in the Limited Partnership Agreement) plus 8% of their Adjusted Invested Capital per annum calculated on a cumulative basis, compounded daily, commencing the last day of the quarter in which the limited partner was admitted to the Partnership. No Equipment Resale fees were paid by the Partnership.

Subordinated Incentive Fee

As compensation for the services rendered in evaluating and selecting equipment for the Partnership, making decisions as to the nature and terms of the acquisition, leasing, re-leasing and disposition of such equipment, and selecting, retaining and supervising consultants, lessees, engineers, lenders, borrowers and others, the General Partners are entitled to receive a subordinated incentive fee equal to a percentage of all distributions of cash from operations and cash from sales or refinancing payable quarterly, but commencing immediately after the Limited Partners have received the return on their Adjusted Invested Capital described under "Equipment Resale Fees" above. The amount of the subordinated incentive fee is 10% of distributions of cash from operations and 15% of distributions of cash from sales or refinancing. No Subordinated Management fees were paid by the Partnership.

General Partners' Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 99% to the Limited Partners and 1% to the general partners. See the statements of income included in the financial statements at Item 8 of this report for the amounts of income allocated to the General and Limited Partners in 1996 and 1997.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1997 no investor is known to the Partnership to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 8 of this report under the caption "Financial Statements and Supplemental Data - Notes to Financial Statements - Related Party Transactions" at Note 4 thereof and Item 11 of this report under the caption "Executive Compensation," are hereby incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                       (a) Financial Statements and Schedules
                                 1. Financial Statements
                                    Included in Part II of this report:
                                    Report of Independent Auditors
                                    Statements  of Income  for the  years  ended
                                    December  31,  1997 and 1996  Statements  of
                                    Changes in  Partners'  Capital for the years
                                    ended December 31,
                                       1997 and 1996
                                    Statements of Cash Flows for the years ended
                                    December   31,   1997  and  1996   Notes  to
                                    Financial Statements

                                 2. Financial Statement Schedules
                                    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefor have been omitted.

                       (b) Reports on Form 8-K for the fourth quarter of 1997 None

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


                     Date: 3/27/1998

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


    SIGNATURE                       CAPACITIES                           DATE



      /s/ A. J. Batt                General Partner of registrant;     3/27/1998
----------------------------------- president, chairman and chief
        A. J. Batt                  executive officer of ATEL
                                    Financial Corporation



       /s/ Dean Cash                General Partner of registrant;     3/27/1998
----------------------------------- executive vice president and
        Dean Cash                   director of ATEL Financial
                                    Corporation



/s/ F. Randall Bigony               Principal financial officer of     3/27/1998
----------------------------------- registrant; principal financial
    F. Randall Bigony               officer of ATEL Financial
                                    Corporation





/s/ Donald E. Carpenter             Principal accounting officer of    3/27/1998
----------------------------------- registrant; principal accounting
   Donald E. Carpenter              officer of ATEL Financial
                                    Corporation